Form 10-K405
period 1996-03-31
MLF BANCORP INC
filed 1996-07-01
CIK 920616

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1996
                                              --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 0-24358

                              MLF BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

PENNSYLVANIA                                                    23-2752439
- ------------                                                    -----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification Number)
or organization)

TWO ALDWYN CENTER
VILLANOVA, PENNSYLVANIA                                 19085
- -----------------------                                 -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (610) 526-6460
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of June 18, 1996 was $137.5 million. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

As of June 18, 1996, there were 7,273,800 shares issued and 6,246,900 shares outstanding of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                           Where Incorporated
- -----------------------------------------                           ---------------------------------------
1)  1996 Annual Report                                              Part II - Items 5, 6, 7 and 8;
                                                                    Part IV - Item 14

2)  Proxy Statement for 1996 Annual Meeting of Stockholders         Part III - Items 10, 11, 12 and 13

                               MLF BANCORP, INC.
                               TABLE OF CONTENTS


                                                               PART I
                                                               ------

Item 1     Business..........................................................................................1

Item 2     Properties.......................................................................................41

Item 3     Legal Proceedings................................................................................43

Item 4     Submission of Matters To A Vote of Security Holders..............................................43

                                                              PART II
                                                              -------

Item 5     Market for Registrant's Common
           Equity and Related Stockholder Matters...........................................................43

Item 6     Selected Financial Data..........................................................................43

Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................43

Item 8     Financial Statements & Supplementary Data........................................................44

Item 9     Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure...................................................................44

                                                              PART III
                                                              --------

Item 10    Directors and Executive Officers of the Registrant...............................................44

Item 11    Executive Compensation...........................................................................44

Item 12    Security Ownership of Certain Beneficial Owners and Management...................................44

Item 13    Certain Relationships and Related Transactions...................................................44

                                                              PART IV
                                                              -------

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................45

ITEM 1:  BUSINESS

MLF BANCORP, INC.

MLF Bancorp, Inc. (the "Company" or "Bancorp") is a Pennsylvania corporation organized in March 1994 by Main Line Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's mutual to stock conversion which occurred on August 11, 1994. At March 31, 1996, the only significant asset of the Company is the capital stock of the Bank. At March 31, 1996, Bancorp had $1.8 billion of total assets, $831.0 million of total deposits and $140.3 million of equity.

MAIN LINE BANK

The Bank is a federally-chartered stock savings bank conducting business from its executive offices located in Villanova, Pennsylvania, 18 full service offices located in Chester, Delaware and Montgomery Counties, Pennsylvania and nine mortgage loan production offices which are located in eastern Pennsylvania, southern New Jersey and northern Delaware. The Bank's market area, which includes the affluent western suburbs of Philadelphia, has experienced reasonable growth in total population and employment in recent years. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law. The Bank is a community oriented savings bank which has historically offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans secured by one-to-four family residential properties, residential construction and development projects and selected commercial properties. In addition to these traditional product lines, the Bank is now delivering deposit and credit products to the small and commercial business markets. The Bank, by endeavoring to become a full service community bank, has also increased its emphasis on consumer lending.

During the year ended March 31, 1996, the Company completed its acquisition of Hart Mortgage Co. ("Hart"), a privately-held mortgage banking company, and Suburban Federal Savings Bank, a community bank with $66.0 million in assets headquartered in Collingdale, Delaware County, Pennsylvania. Both acquisitions were accounted for using the purchase method of accounting.

On April 1, 1996, the Company completed its acquisition of Philadelphia Mortgage Corporation ("PMC"), a privately-held mortgage banking company.

LENDING ACTIVITIES

GENERAL. Since fiscal 1991, the Company has organized its commercial lending operations and developed a mortgage banking operation. Regarding the latter, the Company shifted its lending focus from the traditional origination of residential mortgage loans for portfolio retention to the origination of such loans primarily for sale into the secondary market with servicing retained in order to enhance the Company's sources of other income. This shift was also undertaken to reduce the interest rate risk inherent in traditional long-term, fixed-rate residential mortgage lending while enhancing the Company's sources of non-interest income. In order to fulfill its strategy of becoming a full service community oriented bank, management decided in fiscal 1991 to enter the commercial business lending business and to reenergize its commercial construction and commercial real estate lines of business. This strategy evolved and was put in place to balance and diversify the Company's loan portfolio as well as to serve the banking needs of small and medium-sized businesses and the owners thereof located in the greater Philadelphia metropolitan area.

The Company's lending operations are organized into four areas: mortgage banking operations, real estate financing, consumer lending and commercial business lending.

The Company's mortgage banking operation originates single-family residential loans primarily for sale into the secondary market and to a limited degree, for portfolio retention. The bulk of such loans are packaged and sold to either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). A portion of such loans are sold pursuant to commitments to purchase obtained from investors concurrent with the origination of the loans. During the fiscal years ended March 31, 1996 and 1995, the Company originated $161.6 million and $303.1 million and sold $134.7 million and $99.6 million, respectively, of first mortgage loans. In addition, as of March 31, 1996, the Company services $2.4 billion of loans for others, including $1.7 billion of loans as to which it has purchased mortgage servicing rights ("PMSRs"). See "- Mortgage Banking Activities."

Real estate financing, consisting of construction lending on residential and commercial properties and commercial and multi-family real estate lending, is a continuation of the Company's traditional involvement in such lending activities. However, due to the combination of deterioration in market values due to general recessionary effects as well as asset quality issues arising from loans originated in connection with the Company's joint venture real estate activity in the latter part of the 1980's and early 1990's, the Company significantly reduced its involvement in the origination of construction loans prior to fiscal 1993. During fiscal years 1994-1996, as described under "- Construction Lending Activities," experienced senior lending officers and underwriting staff were hired and the underwriting policies and procedures were substantially revised and enhanced from a risk tolerance perspective. As of March 31, 1996, commercial/multi-family real estate and total construction loans amounted to $245.8 million or 31.9% of the total loan portfolio, an increase of 58.0% from March 31, 1995.

The Company's involvement in consumer lending has continued to increase as a result of the Company's emphasis on expanding the retail franchise. Consumer loans, which consist primarily of home equity loans, home equity lines of credit and lines of credit amounted to $110.3 million or 14.3% of the total loan portfolio at March 31, 1996, an 18.1% increase from March 31, 1995. The Company has also selectively entered the non-conforming as well as B & C credit consumer markets. The development and expansion of a small business lending program was instituted in fiscal 1996 and this line of business will receive greater strategic emphasis as the Company grows in the ensuing years.

In conjunction with the determination to diversify its loan portfolio and develop banking relationships with small and medium-sized businesses in the greater Philadelphia metropolitan area, the Company began offering commercial business loans in 1991, including lines and letters of credit, equipment loans and term loans. Such loans comprised $69.6 million or 9.0% of the total loan portfolio at March 31, 1996, more than double that of the March 31, 1995 portfolio. The Company expects to continue significant expansion and diversification of this loan portfolio in fiscal 1997 and future years. The commercial business strategy is to provide credit and non-credit services to entities primarily within the Philadelphia metropolitan area. The achievements to date and the future goals will be achieved through the hiring of experienced commercial lenders, who are supported by customer service oriented assistants and, who are focused by enhanced credit policies. In fiscal 1996 a Credit Policy department was established to manage the loan risk analysis activities and to provide ongoing credit policy risk management strategies. The asset workout function of the Company in fiscal 1996 was placed under the management of the Company's Chief Credit Policy Officer.

The Company's primary market area consists of the greater Philadelphia metropolitan area. The Company's mortgage banking and commercial real estate departments lend to borrowers located outside of this area, but within approximately 100 miles of the Company's headquarters. The Company has also extended its home equity lending activities to both the Pocono region of Pennsylvania as well as southern and central New Jersey.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                      March 31,
                                             ---------------------------------------------------------------------------------------
                                                          1996                          1995                             1994
                                             --------------------------     -----------------------     ----------------------------
                                                  Amount         %            Amount           %          Amount               %
                                                  ------        ---           ------          ---         ------              ---
                                                                                (Dollars in Thousands)
Real estate loans:
   Single-family                                 $344,713       44.74%       $326,029        53.59%       $106,350          36.53
   Multi-family                                    11,348        1.47          10,812         1.78          10,297           3.54
   Commercial                                     109,135       14.17          69,779        11.47          47,671          16.37
   Construction and land:
        Residential                               110,693       14.37          59,112         9.72          33,794          11.61
        Commercial                                 14,625        1.90          15,891         2.61           2,018           0.69
                                                 --------    --------        --------     --------        --------       --------
          Total real estate loans                 590,514       76.65         481,623        79.17         200,130          68.74
                                                 --------    --------        --------     --------        --------       --------

Other Loans:
   Consumer:
        Home equity loans and lines of Credit      92,139       11.96          76,393        12.56          64,417          22.12
        Unsecured lines of credit                   3,091        0.40           3,527         0.58           4,626           1.59
        Automobile                                  5,926        0.77           7,710         1.27          10,189           3.50
        Education (1)                                   -          -                -           -                -             -
        Other                                       9,098        1.18           5,734         0.94           3,560           1.22
   Commercial loans                                69,647        9.04          33,328         5.48           8,238           2.83
                                                 --------    --------        --------     --------        --------       --------
        Total other loans                         179,901       23.35         126,692        20.83          91,030          31.26
                                                 --------    --------        --------     --------        --------       --------
          Total loans receivable                 $770,415      100.00%        608,315       100.00%        291,160         100.00%
                                                 --------    ========        --------     ========        --------       ========

Less:
   Loans in process (construction and land)        61,389                      45,613                       18,833
   Deferred loan origination fees and discounts     4,111                       3,578                        2,029
   Allowance for loan losses                       13,124                       9,111                        7,337
                                                 --------                    --------                     --------
                                                   78,624                      58,302                       28,199
                                                 --------                    --------                     --------
        Total  loans receivable, net             $691,791                    $550,013                     $262,961
                                                 ========                    ========                     ========


                                                                             March 31,
                                                       ---------------------------------------------------
                                                                   1993                         1992
                                                       --------------------------    ---------------------
                                                          Amount           %            Amount        %
                                                          ------          ---           ------       ---
                                                                      (Dollars in Thousands)
Real estate loans:
   Single-family                                         $136,630          44.36%     $205,528     49.42%
   Multi-family                                            14,871           4.83        20,163      4.85
   Commercial                                              35,381          11.49        39,522      9.50
   Construction and land:
        Residential                                        27,605           8.96        47,904     11.52
        Commercial                                          1,540           0.50        10,611      2.55
                                                         --------       --------      --------  --------
          Total real estate loans                         216,027          70.14       323,728     77.84
                                                         --------       --------      --------  --------

Other Loans:
   Consumer:
        Home equity loans and lines of Credit              66,489          21.59        61,988     14.90
        Unsecured lines of credit                           4,262           1.38         3,984      0.96
        Automobile                                         11,904           3.86        12,347      2.97
        Education (1)                                           -             -          4,032      0.97
        Other                                               2,217           0.72         4,190      1.01
   Commercial loans                                         7,114           2.31         5,598      1.35
                                                         --------       --------      --------  --------
        Total other loans                                  91,986          29.86        92,139     22.16
                                                         --------       --------      --------  --------
          Total loans receivable                          308,013         100.00%      415,867    100.00%
                                                         --------       ========      --------  ========

Less:
   Loans in process (construction and land)                11,229                       25,726
   Deferred loan origination fees and discounts             2,473                        2,756
   Allowance for loan losses                                7,488                        6,996
                                                         --------                     --------
                                                           21,190                       35,478
                                                         --------                     --------
        Total  loans receivable, net                     $286,823                     $380,389
                                                         ========                     ========

- --------
(1) Education loans are classified as loans receivable available for sale.

CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Company's loans held to maturity at March 31, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio held to maturity.

                                                                                    Real Estate Loans
                                                    ------------------------------------------------------------------------------
                                                    Single-family     Multi-family      Commercial     Construction         Total
                                                    -------------     ------------      ----------     ------------         -----
                                                                                      (In Thousands)
Amounts due in:
  One year or less                                          $999        $     -            $6,046        $101,993         $109,038
  After one year through five years                       34,221            169             3,092          23,325           60,807
  After five years                                       309,493         11,179            99,997               -          420,669
                                                        --------        -------          --------        --------         --------
    Total(1)                                            $344,713        $11,348          $109,135        $125,318         $590,514
                                                        ========        =======          ========        ========         ========
Interest rate terms on amounts due after one year:
  Fixed                                                                                                                   $145,834
  Adjustable                                                                                                               335,642
                                                                                                                          --------
                                                                                                                          $481,476
                                                                                                                          ========


                                                        Consumer and
                                                         Other Loans     Total
                                                         -----------     -----
                                                             (In Thousands)
Amounts due in:
  One year or less                                           $68,230   $177,268
  After one year through five years                           41,294    102,101
  After five years                                            70,377    491,046
                                                            --------   --------
    Total(1)                                                $179,901   $770,415
                                                            ========   ========
Interest rate terms on amounts due after one year:
  Fixed                                                      $89,452   $235,286
  Adjustable                                                  22,219    357,861
                                                            --------   --------
                                                            $111,671   $593,147
                                                            ========   ========

- -------------
(1) Does not include adjustments relating to loans in process, allowance for loan losses and deferred fee income.


Scheduled contractual repayment of loans does not reflect the expected term of the Company's loan portfolio. The expected average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

LOAN ORIGINATION, PURCHASE AND SALES ACTIVITY. Applications for residential mortgage, consumer and commercial business loans are taken at all of the Company's business center locations. Applications for residential mortgage loans are also obtained through account executives (i.e., employees and other persons) who solicit and refer residential mortgage loan applications to the Company. These account executives are compensated on a commission basis and provide origination services during banking and non-banking hours.

Residential mortgage loans which conform to requirements for resale into the secondary market are approved by the Company's mortgage loan underwriters. Non-conforming residential mortgage and other loans are otherwise approved by designated individuals or committees depending on loan size. In accordance with loan policies adopted by the Board of Directors, specific approval of the Board of Directors is not required with respect to any loans. The maximum amount of any loan(s) to one borrower cannot exceed the lesser of $22.0 million or 100% of the Company's regulatorily imposed loans-to-one borrower limitation as of March 31, 1996. As of March 31, 1996, the largest loans-to-one-borrower totaled $14.2 million and consisted of 2 commercial construction loans. These loans are current as to payments of principal and interest and are performing according to the terms of the loan documents as of March 31, 1996.

The Company has on occasion purchased whole loans and participation interests therein. During the past few years, the purchases involved the acquisition of residential whole loans. During fiscal 1994, the Company purchased a $24.7 million package of 15-year, jumbo fixed-rate, single-family mortgage loans secured by properties located primarily in the Northeastern United States. The Company will also consider purchasing participation interests in commercial real estate and commercial business loans, although to date no purchases have been made. The determination with respect to the purchase of loans (whether in the form of whole loans or participation interests) will take into account the Company's asset mix and whether the Company can originate the desired product in the amounts and on the terms necessary to meet its overall asset/liability strategy and goals. Currently, the Company only securitizes those residential loans being sold directly to FHLMC or FNMA.

MORTGAGE BANKING ACTIVITIES. One of the primary lending activities of the Company is the origination and sale of Conventional and Government real estate loans secured by first liens on single family residences. The principal purpose of the Company's mortgage banking operation is to generate non-interest income through loan sales and servicing fees while avoiding the interest rate risk associated with holding low interest rate, longer term fixed rate mortgage loans in the portfolio. Loan originations are generated through a variety of distribution channels including retail bank business centers, real estate brokers, builders, and a small correspondent network of mortgage brokers and mortgage bankers. On February 14, 1996 and April 1, 1996, the Company completed its acquisitions of Hart and PMC, respectively, two prominent local mortgage banking operations. Combined with the Company's original mortgage banking operation, estimated annual production will be approximately $500 million with 85% of the production generated by retail channels. The Company's Pennsylvania retail loan production offices (LPOs) are located in Rosemont, Ft. Washington, Lancaster, Camp Hill, Easton, and State College. New Jersey's LPOs are located in Marlton and West Trenton, and a Delaware LPO is supported in Wilmington.

The Mortgage Banking Division of the Company originates conventional FHA-insured and VA -guaranteed government loan production. The vast majority of the product originated by the mortgage banking division qualify as conforming loans which are eligible for sale into the secondary market via agency or private investor relationships. For conventional residential loans, the Company offers a variety of first-time homebuyer loans offering agency and portfolio products for as little as a 3% down payment (FNMA 97) to the Company's own Homeward Bound portfolio product. The conventional financing products combined with the FHA-insured and VA guaranteed product enable the Company to extend home ownership opportunities to a wide range of first time homebuyers. The Mortgage Banking Division also offers alternative financing options through its non-conforming (B through D Paper) loan unit.

The ability of the Mortgage Banking operation to originate loans is dependent in part on prevailing interest rate levels, demographic trends, and the climate of the local economic landscape. For fiscal 1997, the outlook is for low to steady interest rate levels to accommodate recent sluggish economic growth.
Low interest rate levels are expected to generate adequate homebuying opportunities and ample debt consolidation (refinance) opportunities for most consumers. Other factors affecting origination capabilities include competitive pricing pressures, various strategically aligned controlled business arrangements between realtors and mortgage bankers, and the implementation and utilization of technology.

Borrowers are generally charged an origination fee, which is a percentage of the principal balance of the loan, as well as a document preparation fee and a tax service fee. The Company charges its correspondents an underwriting fee, which is a percentage of the principal balance of the loan being originated, a tax service fee and, in some cases, a settlement fee. The various fees received by the Company in connection with the origination of loans are deferred and amortized as a yield adjustment over the life of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which are generally all or substantially all of such fees due to the relatively short period during which such loans are held, if at all) are recognized as gain or loss on sale of loans available for sale. During the fiscal years ended March 31, 1996, 1995 and 1994, gain on sale of loans resulting from the Mortgage Banking division's origination and sale activities amounted to $2.1 million, $87,000 and $1.3 million, respectively.

The Company sells loans originated by it to private investors in the secondary market or to FNMA or FHLMC with servicing rights retained. The Company's mortgage loans sold to others generally are sold in groups through mortgage-related securities issued by FNMA or FHLMC or on a loan-by-loan basis to these agencies or other private investors. A period of 60 to 90 days generally lapses between the closing of the loan by the Company and its purchase by the investor. In the case of the loans sold through mortgage-related securities, the loans are generally grouped in pools which are issued as FNMA or FHLMC mortgage-backed securities, representing an undivided interest in the loan pool. For issuing the security, FNMA or FHLMC receives an annual guarantee fee of approximately .25% of the declining principal amount of the loan pool. All FHA-insured or VA guaranteed mortgages are sold with the servicing rights released to the investor.

The Company currently employs forward commitments, described below, as a hedging technique to protect the value of its mortgage production from "pipeline risk" (the risk created by offering loan applicants agreed upon interest rates for a future closing). The Company will also consider other hedging techniques. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Company as a result of adjustments to the carrying value of loans held for sale or otherwise on sale of loans to the extent that the Company has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Pursuant to policies adopted by Asset/Liability Management Committee ("the ALCO"), at any given time, the Mortgage Banking division cannot have more than $20.0 million of loans which are not covered by purchase commitments. This limit is reviewed periodically to determine its appropriateness in light of the then existing interest rate environment.

OTHER MORTGAGE BANKING ACTIVITIES. In 1993, the Company became involved in a loan participation program for residential mortgage loan originators for resale into the secondary market. The Company purchases from approved mortgage originators single-family residential loans which already have commitments for sale within 90 days in the secondary mortgage market to FNMA, FHLMC, Government National Mortgage Association ("GNMA") or other private investors. The Company obtains funding to purchase participations with pricing on the funding established at a level necessary to create a minimum spread between the cost of funds and the yield on the participation purchased. An independent financial institution holds the original mortgage loan notes and other documentation as custodian until the previously committed sale of the loans occurs. After evaluating a potential participant in the program, if the originator appears to be a likely candidate for approval, Company personnel will visit the originator and review, among other things, its business organization, management, quality control, funding sources, risk management, loan volume and historical delinquency rate, financial condition, contingent obligations and regulatory compliance. Upon conclusion of such review, the Company establishes a maximum dollar amount of loans which it will be willing to purchase from the mortgage loan originator at any given time. At March 31, 1996, the Company had extended commitments totaling $96.0 million to 10 mortgage loan originators, and had loan participation purchases outstanding of $51.5 million which are included in assets available for sale.


LOAN SERVICING. The Company services residential real estate loans owned by the Company and by others, including FNMA, FHLMC and other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making or arranging for inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest-bearing deposit accounts at the Company. At March 31, 1996, the Company had $32.7 million deposited in such escrow accounts.

The following table presents information regarding the loans serviced by the Company for others at the dates indicated.

                                                                                   March 31,
                                                                   ----------------------------------------
                                                                   1996              1995             1994
                                                                   ----              ----             ----
                                                                                (In Thousands)
 Loans originated by the Company
   and serviced for:
     FNMA                                                          $69,308          $77,942           $86,734
     FHLMC                                                         594,106          582,000           559,826
     Others                                                         69,639           74,562            69,567
                                                                 ---------       ----------          --------
                                                                   733,053          734,504           716,127
                                                                 ---------       ----------          --------

 Purchased mortgage loan servicing
 rights serviced for:
     FNMA                                                          723,535          399,155           149,298
     FHLMC                                                         952,932          546,481            38,993
     Others                                                          2,165            2,949             3,087
                                                                 ---------       ----------          --------
                                                                 1,678,632          948,585           191,378
                                                                 ---------       ----------          --------

 Total loans serviced for others                                $2,411,685       $1,683,089          $907,505
                                                                ==========       ==========          ========

The Company receives fees for servicing mortgage loans, which generally range from 0.25% to 0.375% per annum on the declining principal balance of fixed-rate mortgage loans and from 0.375% to 0.5% per annum on the declining principal balance of adjustable-rate mortgage loans. Such fees serve to compensate the Company for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. For fiscal years ended March 31, 1996, 1995 and 1994, the Company earned gross fees from loan servicing of $6.0 million, $ 3.7 million and $2.6 million, respectively, which does not take into consideration the amortization of mortgage servicing rights ("MSRs") as shown in the table below. The Company's gross servicing fee income as a percent of interest income and other income was 4.7%, 4.0% and 3.7% for the same respective periods. Servicing fees are collected by the Company out of the monthly mortgage payments made by borrowers.

In recent years, the Company has sought to expand its mortgage servicing portfolio through the acquisition of MSRs. During the fiscal years ended March 31, 1996, 1995 and 1994, the Company paid $12.0 million, $12.3 million and $772,000 to acquire the servicing rights related to $858.4 million, $801.9 million and $54.3 million of loans, respectively

The amounts paid to acquire MSRs are capitalized. These amounts are then amortized over the estimated servicing life of the loans to which they relate, using a level yield method over the contract life of the underlying mortgage loans and an estimated prepayment assumption. In accordance with applicable regulatory requirements, the prepayment assumption is reviewed quarterly based on actual prepayment experience and the amortization is adjusted if necessary. Amortization of MSRs amounted to $3.7 million, $1.5 million and $2.1 million in fiscal years ended March 31, 1996, 1995 and 1994, respectively.

As of the beginning of the current fiscal year, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," and as a result, included $760,000 in income from mortgage banking operations. Additionally, the Company is required to assess the fair value of these MSRs at each reporting date to determine impairment.

The following table sets forth an analysis of the Company's MSRs during the periods indicated.


                                                            Carrying Value of MSRs
                                                     ---------------------------------------
                                                             Year ended March 31,
                                                     ---------------------------------------
                                                      1996            1995           1994
                                                      ----            ----           ----
                                                                 (In Thousands)
Amortized cost, beginning of period                  $12,823         $2,042         $3,339
Acquisitions                                          11,985         12,316            772
Originated servicing rights                              760              -              -
Amortization                                          (3,703)        (1,535)        (2,069)
                                                     -------        -------         ------
Amortized cost, end of period                        $21,865        $12,823         $2,042
                                                     =======        =======         ======

As part of a servicer's responsibilities for investors of certain mortgage-related securities, the Company is required to remit to the investors the monthly principal collected and scheduled interest payments on most loans, including those for which no interest payments have been received due to delinquency. At March 31, 1996, the principal amount of loans serviced by the Company for others subject to this condition aggregated $2.4 billion, of which $10.8 million or 0.5% were more than 30 days delinquent. At March 31, 1996, the Company had advanced principal and interest payments of $249,000 with respect to such loans. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC. The responsibility of having to advance interest and other costs on certain loans is a normal part of servicing and has been considered by the Company when determining the purchase price for MSRs.

The amount, if any, by which the value of MSRs exceeds the lower of 90.0% of determinable fair market value, 90.0% of original cost or current amortized book value must be deducted from both assets and capital in calculating regulatory capital. See "Regulation - The Bank - Capital Requirements."

CONSUMER LENDING ACTIVITIES. A wide variety of consumer loan products and services are offered to accommodate customer needs within the Company's delineated community. At March 31, 1996, $110.3 million or 14.3% of the Company's total loan portfolio was comprised of consumer loans. While the Company does accept applications from other areas, the majority of the loans are from within the delineated community. Consumer loans are originated through the Company's business centers, customer service department and indirect sources.

The largest component of the consumer loan portfolio is the home equity product which is secured by the underlying equity in the borrower's home or second residence. The home equity product consists of fixed rate amortizing home equity loans and equity lines of credit with variable interest rates floating with changes in the prime rate. The total equity portfolio amounted to $92.1 million or 12.0% of the Company's total loan portfolio, unused commitments for the equity lines of credit totaled $55.7 million. The Company has introduced alternative financing programs: 100% home equity products and real estate secured B & C Credits. The combined balances of these alternative financing programs totaled $4.5 million at March 31, 1996.

The second mortgage indirect program was started in January 1995. Loans in this program are originated by the Company's approved originators and purchased after loan closing. There are nine approved originators and total outstanding loans in this portfolio were $9.5 million at March 31, 1996.

The consumer portfolio also contains small business loans. Small business loans are originated for business purposes but are structured in accordance with the Consumer Lending Policy with a maximum commitment amount of $300,000. These are classified as other consumer loans on the balance sheet and totaled $8.5 million or 7.7% of the Company's total consumer loan portfolio at March 31, 1996.

The Company originates education loans which are sold at the commencement of the repayment period to the Student Loan Marketing Association and are underwritten to conform to the standards of the Pennsylvania Higher Education Assistance Agency. At March 31, 1996, the Company had $10.5 million of such loans classified as loans available for sale.

At March 31, 1996, the Company's remaining consumer loan portfolio was comprised of automobile loans, personal loans and other consumer products. The total outstanding for these products was $15.0 million at March 31, 1996.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and home equity lines of credit which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans.

MULTI-FAMILY/COMMERCIAL REAL ESTATE LENDING ACTIVITIES. The Company has maintained an active role in commercial and multi-family lending for many years with the majority of its portfolio secured by properties consisting primarily of owner-occupied, multi-use commercial buildings, apartment buildings and retail operations. The loans are originated for no more than 80% of the appraised market value of the property, generally with a term of between five to seven years, amortization periods of 15 to 25 years and have floating rates of interest set at the Company's prime rate plus a margin or have fixed interest rates indexed to U.S. Treasury securities with a constant maturity ("CMT") plus a margin. With respect to fixed-rate loans, the interest rates on such loans generally are fixed for three to five years at which time they reprice to the then current CMT rate plus a margin. Fees totaling 1% to 2% of the principal balance are also charged. At March 31, 1996, commercial and multi-family real estate loans totaled $120.5 million or 15.6% of the total loan portfolio, a $39.9 million or 49.5% increase over the prior year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Financial Condition," incorporated by reference in Item 7 hereof. The Company expects to continue its involvement in such lending.

The Company evaluates all aspects of commercial and multi-family residential real estate loan transactions in order to understand and mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the local and regional market, as well as location and physical condition. The Company also generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 115%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. A narrative appraisal report is prepared by either a state-certified or a Member of Appraisal Institute appraiser commissioned or pre-approved by the Company to substantiate property values for every commercial real estate loan transaction. These appraisal reports are reviewed by the Company prior to the closing of the loan. The Company also obtains recourse from the borrower or principals of the borrowers whenever possible.

Multi-family and commercial lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral.

CONSTRUCTION LENDING ACTIVITIES. Substantially all of the construction loans originated by the Company in recent periods have been for the construction of owner-occupied, single-family dwellings in the Company's primary market area. Such loans generally have terms not exceeding 18 months, with the ability of the Company to extend the term up to 12 additional months, have loan-to-value ratios of 80% or less of the appraised market value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Company's prime rate plus a margin. The Company also receives fees upon issuance of the commitment, which generally range from 1.0% to 1.5% of the commitment. The majority of such loans consist of loans to selected local developers with whom the Company is familiar to build single-family dwellings on both a pre-sold or limited speculative basis. However, the Company generally will not allow a developer to have more than one speculative property and one model home at any given time. The developer may qualify for additional speculative units with the contribution of additional equity. The borrower is required to fund at least 25% of the project costs. All other units must be pre-sold before construction financing on those units commences. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and added to the value of the project. Only interest payments are due during the construction phase and often the loans include a reserve for paying the stated interest due thereon. The Company also will originate construction loans which convert upon the completion of construction to permanent residential mortgage loans. At March 31, 1996, residential construction loans totaled $110.7 million or 14.4% of the total loan portfolio, an increase of $51.6 million or 87.3% from March 31, 1995 primarily due to an increase in lending to local developers. Commercial construction loans totaled $14.6 million or 1.9% of the total loan portfolio, a decrease of $1.3 million from March 31, 1995.

Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Company uses MAI qualified appraisers on all of its construction loans. Loan officers of the Company also review and inspect each project at the commencement of construction. In addition, the project is inspected by a salaried inspection officer of the Company prior to every disbursement of funds during the term of the construction loan. Such inspection includes a review for compliance with the construction plan, including materials specifications.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction.
During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. The Company believes that these risks are somewhat mitigated by its experienced senior lending personnel and its underwriting standards and procedures which focus on the credit quality and cash flow of the sponsors and guarantors. Equity interests of the borrowers are required for each transaction, which is reviewed for the reasonableness of the projected costs involved. In addition, a market analysis is conducted on each project using independent market data as well as the knowledge and experience of the construction lending staff.

COMMERCIAL BUSINESS LENDING ACTIVITIES. Beginning in fiscal 1991, the Company began offering commercial business loans, including working capital lines of credit and term loans to facilitate the financing of inventory, accounts receivable, equipment and real property. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% (if used equipment is pledged) to 100% (if deposits at the Company are pledged). Loan terms vary from one year for lines of credit to 10 years for equipment, real property and business acquisition loans. The interest rates on such loans can be fixed or variable. Variable-rate loans are indexed to the Company's prime rate, while fixed-rate loans are tied to the CMT plus a margin. The Company also generally obtains personal guarantees from the principals of the borrowers. At March 31, 1996, commercial business loans amounted to $69.6 million or 9.0% of the total portfolio, as compared to $33.3 million or 5.5% at March 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Financial Condition," incorporated by reference in Item 7 hereof.

ASSET QUALITY

When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Company generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans past due 90 days or more. Payments received on nonaccrual and impaired loans are applied to the outstanding principal balance.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When a property is acquired, it is recorded at the lower of cost or fair value, less estimated selling costs. Fair value is generally determined through the use of independent appraisals. In certain cases, internal cash flow analyses are used as the basis for fair value if such amounts are lower than appraised values. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition, and any write-downs resulting at acquisition are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements," incorporated by reference in Item 7 hereof.

The Company's Asset Workout Group consists of a full time employee and two part-time employees who manage the disposition of all real estate owned projects, and other impaired assets that are transferred to that department for resolution. The Company has ceased its involvement in any new real estate development activities. The transfer of a loan to the Asset Workout Group for resolution is made when the normal payment of a loan becomes doubtful and usual methods of collection have been exhausted and/or a loan has to be restructured in a manner that would significantly alter the original terms of the loan beyond what the Company would be willing to accept in a normal situation. The Asset Workout Group reports to the Manager, Lending Division and on a quarterly basis to the Asset Review Committee and the Board of Directors.

NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets and troubled debt restructurings at the dates indicated.


                                                                                           March 31,
                                                           -----------------------------------------------------------------------
                                                             1996           1995            1994            1993           1992
                                                             ----           ----            ----            ----           ----
Non-accruing loans:
   Single-family residential                                $4,039         $1,670          $1,521         $2,738          $3,487
   Construction                                              3,275          2,130           2,018          7,311           9,439
   Commercial real estate                                      526          2,733           1,385          2,689           3,887
   Consumer and other                                          562            224             392            795             380
                                                           -------         ------         -------        -------         -------
   Total non-accruing loans                                  8,402          6,757           5,316         13,533          17,193
                                                           -------         ------         -------        -------         -------

Accruing loans greater than 90 days delinquent                   -              5              23             43               4
                                                           -------         ------         -------        -------         -------
   Total non-performing loans                                8,402          6,762           5,339         13,576          17,197
                                                           -------         ------         -------        -------         -------

 Other real estate owned ("OREO")                            2,043          1,010           3,075          3,404           3,862
 Real estate held for development or resale                      -          1,159           3,949          7,678          15,790
                                                           -------         ------         -------        -------         -------
   Total non-performing assets                             $10,445         $8,931         $12,363        $24,658         $36,849
                                                           =======         ======         =======        =======         =======

Total non-performing loans as a percentage
   of gross loans receivable (1)                              1.05%          1.23%           1.77%          4.25%           4.12%
                                                           =======         ======         =======        =======         =======

 Total non-performing assets
   as a percentage of total assets                            0.59%          0.57%           1.23%          3.72%           3.72%
                                                           =======         ======         =======        =======         =======



- ---------------

(1) Includes loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The Company's total non-performing assets have declined from $36.8 million or 3.72% of total assets at March 31, 1992 to $10.4 million or 0.59% of total assets at March 31, 1996. During the fiscal year ended March 31, 1996, total non-performing assets increased by $1.5 million or 17.0% principally due to the acquisition of $3.1 million of nonacccrual loans and $900,000 of other real estate owned in connection with the Suburban acquisition, despite a $2.2 million decrease in nonaccruing commercial real estate loans.

The $4.0 million of non-performing single-family residential loans at March 31, 1996 consisted of 66 loans, the largest of which had a balance of $373,000.
The $3.3 million of non-accruing construction loans at March 31, 1996 consisted of three loans, including one loan with a balance of $1.8 million. This loan was an acquisition and development and construction loan for a commercial development located in West Chester, PA. The underlying collateral consists of approximately 70 acres of unimproved land zoned for multi-family and light commercial use. The borrower has been in personal bankruptcy for approximately two years.

The $526,000 of the Company's non-performing commercial real estate loans at March 31, 1996 consisted of five loans. The largest of these loans had a balance of $312,000, and is secured by a restaurant/entertainment facility in Pennsylvania.

During fiscal 1996, 1995 and 1994 approximately $1.1 million, $642,000 and $429,000 in interest income, respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in such periods according to their original terms and had been outstanding throughout the period or since origination if held for part of the period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and loans greater than 90 days past due and still accruing that was included in income during the same respective periods amounted to approximately $96,000, $227,000 and $77,000.

OTHER CLASSIFIED ASSETS. In addition to the non-performing assets discussed above, at March 31, 1996, the Company had classified for regulatory and internal purposes an additional $8.6 million of assets as "substandard." Under applicable regulations, substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that an institution will sustain some loss if the deficiencies are not corrected. See generally " - Allowance for Loan Losses." Of the $8.6 million of substandard assets at March 31, 1996 which were not included under non-performing assets, an aggregate of $2.2 million were commercial real estate loans and $1.8 million were commercial business loans.

The $2.2 million of classified commercial real estate loans not included in non-performing assets at March 31, 1996 consisted of seven loans, one of which had a balance over $900,000. This is a 28.6% participation in a loan which was originated in 1976, which is secured by a motor inn and adjacent office building located in Maryland. At December 31, 1993, the balance of the Company's participation amounted to $1.1 million. The lead bank on the loan was taken into receivership in 1992 and an RTC contractor is currently servicing the loan. A telephone company, which was the office building's only tenant, vacated the building during 1993, but has continued to make payments on the lease which expires in 1996. The motor inn, which was renovated in 1989, is currently experiencing a cash flow deficit. The Company's participation interest is secured by a first lien on the property. The property was appraised in November 1993 for approximately $11.0 million. Based on the appraisal, the Company does not anticipate any losses on its participation.

The $1.8 million of the Company's classified commercial business loans not included in non-performing assets at March 31, 1996 consisted of 13 first mortgage loans to one borrower related to investment properties and one home improvement loan. The underlying investment properties were appraised in March 1996 for approximately $2.2 million. In March 1996, the borrower entered into a forebearance agreement with the Company

ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                              For Year Ended March 31,
                                                       ---------------------------------------------------------------------
                                                           1996            1995          1994          1993          1992
                                                           ----            ----          ----          ----          ----
                                                                                (Dollars In Thousands)
Allowance for loan losses, beginning of year              $9,111         $7,337        $7,488        $6,996        $2,521

Charged-off loans:
   Single-family residential                                   -              -             -            (7)         (315)
   Construction                                                -         (1,350)         (184)       (1,346)       (3,283)
   Commercial real estate                                   (485)          (162)         (584)       (1,241)       (1,283)
   Commercial business                                      (422)             -             -             -             -
   Consumer and other                                       (281)          (249)         (550)         (157)         (294)
                                                       ---------      ---------     ---------     ---------     ---------
   Total charged-off loans                                (1,188)        (1,761)       (1,318)       (2,751)       (5,175)
                                                       ---------      ---------     ---------     ---------     ---------

Recoveries on loans previously charged-off:
   Commercial real estate                                    125              -             -             -             -
   Consumer and other                                         56            135            54            74            23
                                                       ---------      ---------     ---------     ---------     ---------
      Total recoveries                                       181            135            54            74            23
                                                       ---------      ---------     ---------     ---------     ---------

Net loans charged-off                                     (1,007)        (1,626)       (1,264)       (2,677)       (5,152)
Provisions for loan losses                                 4,000          3,400         1,113         3,169         9,627
Allowance acquired from Suburban                           1,020              -             -             -             -
                                                       ---------      ---------     ---------     ---------     ---------
Allowance for loan losses, end of year                   $13,124         $9,111        $7,337        $7,488        $6,996
                                                       =========      =========     =========     =========     =========

Net loans charged-off to average
   interest-earning loans (1)                               0.15%          0.39%         0.41%         0.75%         1.29%
                                                       =========      =========     =========     =========     =========

Allowance for loan losses to gross
   loans receivable (1)                                     1.64%          1.56%         2.43%         2.34%         1.67%
                                                       =========      =========     =========     =========     =========

Allowance for loan losses to non-performing loans         156.20%        134.74%       137.50%        55.16%        40.68%
                                                       =========      =========     =========     =========     =========

Net loans charged-off to allowance for loan losses          7.67%         17.85%        17.23%        35.75%        73.64%
                                                       =========      =========     =========     =========     =========

Recoveries to charge-offs                                  15.24%          7.67%         4.10%         2.69%         0.44%
                                                       =========      =========     =========     =========     =========

- ---------------
  (1) Gross loans receivable and average interest-earning loans receivable include loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                          March 31,
                                    -------------------------------------------------------------------------------------------
                                               1996                         1995                            1994
                                    --------------------------   ----------------------------   -------------------------------
                                                   % of Loans                    % of Loans                       % of Loans
                                                     in Each                       in Each                          in Each
                                                   Catagory to                   Catagory to                      Catagory to
                                       Amount      Total Loans       Amount      Total Loans         Amount       Total Loans
                                       ------      -----------       ------      -----------         ------       -----------
Single-family residential               $1,564          44.74%         $595            53.59%         $322             36.53%
Multi-family residential                   113           1.47           108             1.78            26              3.54
Construction                             3,083          16.27         1,738            12.33         1,906             12.30
Commercial real estate                   2,635          14.17         2,484            11.47         1,342             16.37
Consumer                                   737          14.31           370            15.35           384             28.43
Commercial business                      2,011           9.04           763             5.48           223              2.83
Unallocated                              2,981           ---          3,053             ---          3,134              ---
                                      ---------       --------      --------         --------      ---------        ---------
    Total allowance for loan losses    $13,124         100.00%       $9,111           100.00%       $7,337            100.00%
                                      =========       ========      ========         ========      =========        =========

                                                               March 31,
                                      -----------------------------------------------------------
                                                  1993                           1992
                                      -----------------------------  ----------------------------
                                                       % of Loans                    % of Loans
                                                         in Each                       in Each
                                                       Catagory to                   Catagory to
                                          Amount       Total Loans        Amount     Total Loans
                                          ------       -----------        ------     -----------
Single-family residential                   $328            44.36%       $1,025          49.42%
Multi-family residential                      37             4.83            50           4.85
Construction                                 866             9.46         2,115          14.07
Commercial real estate                     1,295            11.49           991           9.50
Consumer                                     398            27.55           288          20.81
Commercial business                          758             2.31           254           1.35
Unallocated                                3,806             ---          2,273           ---
                                         --------        ---------      --------       ---------
    Total allowance for loan losses       $7,488           100.00%       $6,996         100.00%
                                         ========        =========      ========       =========

MORTGAGE-RELATED SECURITIES AND INVESTMENTS

Mortgage-Related Securities. Federally-chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

The Company's mortgage-related securities and investment portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. The management of the mortgage-related securities and investment portfolio is set in accordance with strategies developed by the Company's ALCO. The Company's Chief Executive Officer, the Chief Financial Officer and portfolio manager execute the investment policy and are responsible for informing ALCO of the types of investments available, the status and performance of the portfolio and current market conditions. The investment officers are authorized to: purchase or sell any securities as well as commitments to hedge eligible investments; purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by ALCO; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any one investment officer has the authority to make investments up to 1.5% of assets, 15% of capital or $21 million without prior approval of ALCO. Investment officers are only authorized to purchase or sell securities in excess of these limits when ALCO or the Board of Directors have approved an overall portfolio strategy which results in the divestiture or the acquisition of larger blocks of securities. Investment officers are also authorized to invest excess liquidity in approved liquid investment vehicles. As set forth in the current Board-approved policy statement, investments in the aggregate cannot exceed 65% of total assets of the Company.

The Company maintains a significant portfolio of mortgage-related securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. The Company also invests in certain privately issued, credit enhanced mortgage-related securities rated "AA" or better by national securities rating agencies.

Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and have varying maturities.
The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-related pass-through security thus approximates the life of the underlying mortgages.

The Company's mortgage-related securities include collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Company. At March 31, 1996, $520.5 million or 59.6% of the Company's mortgage-related securities were pledged to secure various obligations of the Company. Mortgage-related securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% for residential loans. See "Regulation - The Company - Capital Requirements."

The Company's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Company's intent and ability to hold such securities to maturity at the time of purchase, in accordance with generally accepted accounting principles. The Company's mortgage-backed securities which are classified as available for sale include shorter duration instruments which are used to assist the Company in its management of liquidity and interest rate risk. These securities generally have less price volatility than securities with longer durations. Examples of these securities include adjustable-rate instruments, instruments with balloon payment requirements and instruments with generally higher than current market fixed interest rates. In contrast, securities which have longer lives and are subject to greater price volatility, such as fixed-rate securities at the current market rate, are classified by the Company as held to maturity. As of March 31, 1996, the Company held an aggregate of $834.7 million or 47.3% of total assets invested in mortgage-related securities, net, of which $404.2 million was held to maturity and $430.6 million was available for sale. The tables below present the Company's mortgage-related securities on the basis of these classifications. The mortgage-related securities of the Company which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the lower of cost or current market value.

The following table sets forth the composition of the Company's mortgage-related securities that were available for sale at the dates indicated.



                                                             Fair Value at March 31,
                                                 ----------------------------------------------------
                                                     1996                 1995                 1994
                                                     ----                 ----                 ----
                                                                    (In Thousands)
Mortgage-related securities available
  for sale:
 FHLMC                                             $234,800             $203,387              $97,135
 FNMA                                               115,518              140,374               53,223
 GNMA                                                40,879                8,801                9,598
 Privately issued                                    39,358               21,871               30,901
                                                 -----------          -----------          -----------
    Total                                          $430,555 (1)         $374,433 (1)         $190,857 (1)
                                                 ===========          ===========          ===========

- --------------

(1) Includes an unrealized gain of $778,000 at March 31, 1996 and unrealized losses of $3.7 million and $4.3 million at March 31, 1995 and 1994, respectively.

The following table sets forth the composition of the Company's mortgage-related securities portfolio held to maturity at the dates indicated.


                                                              Carrying Value at March 31,
                                                       ------------------------------------------
                                                          1996            1995            1994
                                                          ----            ----            ----
                                                                    (In Thousands)
Mortgage-related securities:
  FHLMC                                                 $149,990        $194,970        $190,796
  FNMA                                                   150,286         190,085         165,928
  GNMA                                                     8,397          27,014          ------
  Privately issued                                         1,785           2,043           2,440
                                                       ---------       ---------       ---------
     Total mortgage-related securities                   310,458         414,112         359,164
                                                       ---------       ---------       ---------

Collateralized mortgage obligations                       93,692          55,108          55,281
                                                       ---------       ---------       ---------

     Total mortgage-related securities, net             $404,150        $469,220        $414,445
                                                       =========       =========       =========

     Total market value (1)                             $401,231        $453,455        $405,568
                                                       =========       =========       =========

- --------------

(1) See Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.


At March 31, 1996, the contractual maturity of substantially all of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is expected to be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments. At March 31, 1996, of the $404.2 million of mortgage-related securities held to maturity, an aggregate of $371.4 million were secured by fixed-rate mortgage loans and an aggregate of $32.7 million were secured by adjustable-rate mortgage loans. As of such date, of the $430.6 million of mortgage-related securities available for sale, an aggregate of $208.4 million were secured by fixed-rate mortgage loans and an aggregate of $222.2 million were secured by adjustable-rate mortgage loans.

OTHER INVESTMENTS. The following table sets forth certain information relating to the Company's investment portfolio held to maturity at the dates indicated.



                                                                                  March 31,
                                        ------------------------------------------------------------------------------------------
                                                    1996                            1995                            1994
                                        ---------------------------    ---------------------------    ----------------------------
                                          Carrying        Market          Carrying        Market          Carrying        Market
                                           Value           Value            Value          Value            Value          Value
                                          --------        -------         ---------       -------         --------       --------
                                                                               (In Thousands)
Federal Home Loan Bank stock               $18,802        $18,802          $15,997        $15,997          $13,480       $13,480

U.S. Government and agency
  obligations and securities                 6,000          6,004           30,000         29,157           ----          ----

Other securities                               140            140              166            166              178           178
                                          ---------      ---------        ---------      ---------        ---------     ---------
  Total                                    $24,942        $24,946          $46,163        $45,320          $13,658       $13,658
                                          =========      =========        =========      =========        =========     =========

The following table sets forth certain information relating to the Company's equity and other securities portfolio available for sale at the dates indicated.



                                                Fair Market Value at March 31,
                                          ----------------------------------------
                                              1996         1995          1994
                                             ------       ------        ------
                                                       (In Thousands)
FHLMC stock                                  $5,060       $4,650        $4,950

FNMA stock                                    1,763            -             -

U. S. Government agency notes                17,762       20,286        10,923

Asset Management Funds for
  Financial Institutions, Inc.               11,826       10,951        32,005

Other                                         2,355          745           116
                                          ----------    ---------     ---------
     Total                                  $38,766      $36,632       $47,994
                                          ==========    =========     =========


- ---------------

At March 31, 1996, investments in the debt and/or equity securities of any one issuer (other than securities of the U.S. Government and U.S. Government agencies and corporations) did not exceed more than 10.0% of the Company's equity.

SOURCES OF FUNDS

General. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's business centers. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from sales of loans, from maturing investment securities and from advances from the FHLB of Pittsburgh. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes and for specific purposes as delineated by ALCO.

Deposits. The Company's current deposit products include non-interest bearing checking accounts, interest bearing checking accounts, passbook accounts, money market deposit accounts and certificates of deposit ranging in terms from 14 days to 10 years. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

The Company's deposits are obtained primarily from residents in its primary market area of Chester, Delaware and Montgomery Counties in Southeastern Pennsylvania. The Company attracts deposit accounts by offering a wide variety of deposit products, competitive interest rates, and convenient business center locations and service hours. The Company utilizes traditional marketing methods to attract new deposit customers, including print media and radio advertising and direct mailings. The Company participates in the regional ATM network known as MAC(R) and the national ATM network known as PLUS(R).

In fiscal 1995, the Company began acquiring deposits through an intermediary (without cost). At March 31, 1996, the Company's deposits originated through an intermediary were $22.7 million with a weighted average cost of 6.64% and an average life of 11 months. In accordance with policies of the Company's ALCO, any purchases of brokered deposits by the Company must be approved by a member of ALCO and the total amount of brokered deposits held by the Company at any time are limited to 7.5% of total deposits.

The Company has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. The Company experienced increases in both non-interest bearing checking accounts and interest bearing checking, savings, money market and retail certificates. The increase in core deposits is the result of the Company's relationship banking accounts and business development activities. The Company also intends to continue its efforts to attract certificates of deposit, including those deposits from local municipalities. The Company intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending and investment activities.

The following table shows the distribution of the Company's deposits by type of deposit as of the dates indicated.



                                                                               March 31,
                                               ------------------------------------------------------------------------------
                                                       1996                         1995                         1994
                                               --------------------         -------------------         ---------------------
                                                 Amount    Percent            Amount    Percent            Amount    Percent
                                                 ------    -------            ------    -------            ------    -------
                                                                           (Dollars in Thousands)
Passbook and statement  savings accounts        $88,010      10.59%          $94,649      13.74%         $136,726      20.12%
Money market accounts                           100,530      12.10            82,055      11.91            92,324      13.59
Certificates of deposit                         506,105      60.90           417,465      60.62           354,871      52.22
NOW accounts                                     54,585       6.57            40,673       5.91            49,377       7.27
Non-interest-bearing deposits:
  Demand deposits                                49,038       5.90            33,187       4.82            24,360       3.58
  Other                                          32,729       3.94            20,649       3.00            21,867       3.22
                                              ---------   --------         ---------   --------         ---------   --------
  Total deposits at end of period              $830,997     100.00%         $688,678     100.00%         $679,525     100.00%
                                              =========   ========         =========   ========         =========   ========

The following table presents, by various interest rate categories, the amount of certificates of deposit at March 31, 1996 and 1995, and the amounts at March 31, 1996 which mature during the periods indicated.

Certificates of Deposit                       March 31,                        Amounts at March 31, 1996 Maturing Within
- -----------------------             -----------------------------    -------------------------------------------------------------
                                        1996             1995          One Year        Two Years     Three Years     Thereafter
                                        ----             ----          --------        ---------     -----------     ----------
                                                                            (In Thousands)
4.0% or less                          $10,570          $50,295         $10,320             $250               -               -
4.01% to 6.0%                         352,168          240,469         242,815           67,838        $ 22,051        $ 19,465
6.01% to 8.0%                         136,519          116,396          59,572           31,534           7,541          37,871
8.01% to 10.0%                          6,848            9,661           5,400            1,124             225              99
10.01% or more                              -              644               -                -               -               -
                                    ---------        ---------       ---------        ---------        --------        --------
Total certificate accounts           $506,105         $417,465        $318,107         $100,746         $29,817         $57,435
                                    =========        =========       =========        =========        ========        ========

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                             March 31,
                                    -----------------------------------------------------------------------------------------------
                                               1996                             1995                              1994
                                    ----------------------------    -----------------------------   -------------------------------
                                       Average       Average            Average       Average          Average           Average
                                       Balance      Rate Paid           Balance      Rate Paid         Balance          Rate Paid
                                       -------      ---------           -------      ---------         -------          ---------
                                                                 (Dollars in Thousands)
Passbook and Statement
  Savings Accounts                    $85,578           2.26%          $115,840          2.38%        $125,443              3.00%

Money Market Accounts                  89,229           3.04             87,243          2.69           91,920              2.81

Certificates of Deposits              456,727           5.76            396,133          4.97          328,712              4.89

NOW Accounts                           48,382           1.73             46,003          1.78           49,260              2.44

Non-Interest Bearing Deposits          65,494          ----              46,448         ----            43,459             ----
                                     --------       --------           --------      --------         --------          --------

Total Deposits                       $745,410           4.26%          $691,667          3.70%        $638,794              3.70%
                                     ========       ========           ========      ========         ========          ========


The following table sets forth the net savings flows of the Company during the periods indicated.


                                                                        Year Ended March 31,
                                                           ------------------------------------------------
                                                               1996             1995              1994
                                                               ----             ----              ----
                                                                           (In Thousands)
Increase (decrease) before interest credited                  $112,073         ($14,128)          $37,113
Interest credited                                               30,246           23,281            23,719
                                                             ---------        ---------         ---------
Net savings increase                                          $142,319           $9,153           $60,832
                                                             =========        =========         =========

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at March 31, 1996 by time remaining to maturity (In thousands).



                      Three months or less                                                     $42,555
                      Over three months through six months                                      12,547
                      Over six months through 12 months                                         10,020
                      Over 12 months                                                             6,309
                                                                                               -------
                                                                                               $71,431
                                                                                               =======

Borrowings. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. In recent years, such advances were primarily used to fund the Company's investment and loan activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations incorporated by reference in Item 7 hereof." At March 31, 1996, the Company had $376.0 million of advances from the FHLB of Pittsburgh. See Note 8 of the Notes to Consolidated Financial Statements incorporated by reference in
Item 8 hereof.

In recent years, the Company entered into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities and generally are short-term (90 days or less) in nature. At March 31, 1996, the Company had $402.2 million of repurchase agreements outstanding. See Note 9 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

                                                                           At or for the Year Ended March 31,
                                                              -----------------------------------------------------------
                                                                   1996                   1995                  1994
                                                                   ----                   ----                  ----
                                                                                 (Dollars In Thousands)
FHLB of Pittsburgh advances:
  Average balance outstanding                                     $361,128               $320,572              $278,599
  Maximum amount outstanding at any
    month-end during the period                                    461,946                409,607               349,030
  Balance outstanding at end of period                             376,013                319,928               256,633
  Weighted average interest rate
    during the period                                                  6.31%                  5.64%                 5.38%
  Weighted average interest rate at
    end of period                                                      6.21                   6.36                  5.25

Repurchase agreements:
  Average balance outstanding                                     $357,064               $179,871               $15,427
  Maximum amount outstanding at any
    month-end during the period                                    406,310                394,503                20,000
  Balance outstanding at end of period                             402,212                390,613                   162
  Weighted average interest rate
    during the period                                                  6.19%                  5.44%                 3.07%
  Weighted average interest rate at
    end of period                                                      5.65                   6.18                  3.75

Total borrowings
  Average balance outstanding                                     $718,192               $500,443              $294,026
  Maximum amount outstanding at any
    month-end during the period                                    779,861                710,541               368,755
  Balance outstanding at end of period                             778,225                710,541               256,795
  Weighted average interest rate
    during the period                                                  6.25%                  5.57%                 5.26%
  Weighted average interest rate at
    end of period                                                      5.93                   6.30                  5.25

SUBSIDIARIES

The Company maintains subsidiary service corporations in order to conduct the orderly disposition of repossessed assets or conduct operations which complement the Company's business. Although certain subsidiaries hold a portion of the Company's OREO, the administrative operations have been transferred to the Company's Asset Workout Group, primarily as a means to reduce the operating expenses of the subsidiaries as well as to more fully utilize the trained personnel in the Asset Workout Group. Although the Company actively engaged in real estate development activities during the 1980's, the Company is not currently involved in any at such time, and does not presently intend to enter into any development projects in the future. At March 31, 1996, the Company's net investment in and advances to its subsidiaries totaled $109,000. A brief description of the activities of the Company's subsidiaries is set forth below.

Main Line Abstract Company. Main Line Abstract Company ("Abstract"), a Pennsylvania corporation and first tier subsidiary of the Company, is a title insurance agency and abstract company, which provides title services primarily to the Company and its customers. At March 31, 1996, the Bank's equity investment in Abstract amounted to $63,000, and Abstract had total assets of $73,000. For the fiscal year ended March 31, 1996, Main Line Abstract had total revenues of $180,000, and net income of $18,000.

Greene Townes Financial Corporation. Greene Townes Financial Corporation ("Greene Townes"), a first tier subsidiary of the Bank, is a Pennsylvania corporation which holds the stock of Revest I Corporation, Revest II Corporation and Main Line of New Jersey. The Bank's investment in and advances to Greene Townes amounted to $29,000 at March 31, 1996.

Revest II Corporation is a Pennsylvania corporation, holding certain of the Company's real estate owned properties. At March 31, 1996, Revest II owns condominium and apartment units in a development project located in the Company's primary lending area which had a carrying value of $832,000.

Main Line Financial Corporation. Main Line Financial Corporation ("Main Line Financial"), is a Pennsylvania corporation, which, through an unaffiliated intermediary, sells mutual funds. At March 31, 1996, the Bank's investment and advances to in Main Line Financial amounted to $11,000.

First ML Corporation. First ML Corporation ("First ML"), a Pennsylvania corporation and a first-tier subsidiary of the Bank, holds the stock of Main Line of Delaware, Inc., a Delaware holding company. At March 31, 1996, the Bank's investment and net advances in First ML amounted to $6,000.

During the year ended March 31, 1996, Gulph Towne Corporation, Devon Towne Corporation, Old Yorkton Corporation and Main Line II of Delaware II, Inc. were liquidated due to cessation of the companies' operations.

REGULATION

Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY. The Company is a registered savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution;
(ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 1996, the Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or
(ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Under applicable law, the Federal Reserve Board is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. There have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE BANK. The OTS has extensive regulatory authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings institutions are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally-chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. The OTS is required, except under certain circumstances, to make public disclosure of final enforcement actions.

Insurance of Accounts. The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The FDIC has issued a regulation which implements a risk-based assessment system of insurance. Under the regulation, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized"
- -- which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank as of March 31, 1996 was .23% of insured deposits.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

Both the SAIF and the BIF, the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $1,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Company.

If legislation were to be enacted in the future which would assess a one-time special assessment of 85 basis points, the Company would (based upon the Company's SAIF deposits as of March 31, 1996) incur an adverse earnings impact of approximately $4.3 million, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Company's capital by such an amount.

Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS has established capital standards applicable to all savings institutions.
These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At March 31, 1996, the Bank had no subsidiaries which were engaged in impermissible activities, and therefore did not have a deduction from its capital calculation.

A savings institution is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not more than 90 days past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In August 1993, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to change in interest rates. Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" incorporated by reference in Item 7 hereof setting forth the Bank's compliance with its capital requirements.


Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, have adopted substantially similar regulations, which became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At March 31, 1996, the Bank was in the "well capitalized" category.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at March 31, 1996, had a liquidity ratio of 5.6%.

Qualified Thrift Lender Test. A thrift institution is required to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs") on a monthly average basis in nine out of every 12 months. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 1996, the amount of the Bank's assets which were invested in QTIs was 87.6%, which exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, savings institutions that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 institutions, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the applicable statutory and regulatory standards on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

On December 5, 1994, the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, institutions would only be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined under "- Prompt Corrective Action" above. Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings.

Policy Statement on Nationwide Branching. The OTS policy statement on branching by federally-chartered savings institutions permits nationwide branching to the extent allowed by federal statute. Current OTS policy generally permits a federally-chartered savings institution to establish branch offices outside of its home state if the institution meets the domestic building and loan test under the Internal Revenue Code or an asset composition test set forth in the Code, and if, with respect to each state outside of its home state where the institution has established branches, the branches, taken alone, also satisfy one of the two tax tests. An institution seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the institution and its record under the CRA, as amended, among other things.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At March 31, 1996, the Bank had $18.8 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. At March 31, 1996, the Bank was in compliance with
applicable requirements.   However, because required reserves must be
maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

FEDERAL AND STATE TAXATION

General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank. The Company and its subsidiaries file a consolidated federal income tax return.

Bad Debt Reserves. The Company has established a deferred tax liability representing the estimated taxes that would be payable in the event the Company were to convert its charter to that of a commercial bank. When the Company undertakes such a charter conversion, it will be required to recapture and pay taxes on the approximately $17.8 million in bad debt deductions previously taken while the Company was a "domestic building and loan association" for tax purposes. See Note 11 of the Notes to Consolidated Financial Statements. The Company's action is predicated on the Board of Directors' intention to undertake such a charter conversion in the future, among other reasons, in order to have increased regulatory flexibility to diversify its products and services as set forth in its business plan. Because of the significant cash flow impact of completing such a conversion (i.e., the required payment to the IRS), and the pending legislation in congress that could significantly reduce such payment, the Company anticipates delaying the charter conversion until such time as the execution of its business plan would otherwise be inhibited. The Company is currently unable to establish a definitive time frame for this event, because various casual factors, such as commercial loan growth, asset mix, and certain other activities, are not solely within the Company's control. Upon a charter conversion, the Company will have to recapture its bad debt reserves and will no longer be permitted to take deductions for additions to such a reserve. Loan losses would then be deducted from taxable income as they were incurred.

Prior to a charter conversion, and the recapture of its existing bad debt reserves, the Company may continue to deduct additions to its bad debt reserves in the same manner as it has in past years. The deduction of further additions to the Company's bad debt reserve will result in additions to the Company's deferred tax liability and the recognition of an income tax expense which would offset part of the benefit of the deduction of future additions to the Company's reserve for losses.

As a "domestic building and loan association", the Company is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the Company's "base year", which was its tax year ended December 31, 1987.

Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans is computed as a percentage of the Company's taxable income before such deductions, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Company's generally may deduct 8% of its taxable income. In the absence of other factors, the availability of the Percentage Method has permitted a qualifying savings institution, such as the Company, to be taxed at an effective federal income tax rate of 31.3%, as compared to 34% for corporations generally.

Recently, there have been various legislative proposals in the U.S. Congress which provided for the repeal of the percentage bad debt reduction provision of the Code. The proposed legislation would have required the Company to recapture for tax purposes (i.e. take into income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the proposed legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Company originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Company during its six taxable years preceding 1996. Management currently is unable to predict whether any legislation regarding the repeal of the bad debt reduction will be adopted.

Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) privately activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (I) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1991 have been closed for the purpose of examination by the IRS.

State Taxation. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1996 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

The Company is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accept accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. As of March 31, 1996, the Company has net operating loss carryforwards of approximately $3.8 million and $2.0 million for MTIT tax purposes which will expire March 31, 1998 and 1999, respectively.

Upon conversion to a commercial bank charter, the Company will no longer be subject to the MTIT, but will become subject to the Pennsylvania Company Shares Tax, which is a tax on an average of the most recent six years net worth of the Company on January 1 of each year, after exclusion of a portion of certain government securities. The current rate applicable to the Pennsylvania Bank Shares Tax is 1.25%.

ITEM 2.  PROPERTIES

At March 31, 1996, the Company conducted business from its executive offices located in Villanova, Pennsylvania and 18 full service offices located in Chester, Delaware and Montgomery Counties, Pennsylvania. See generally Note 14 of the Notes to Consolidated Financial Statements incorporated by reference in
Item 8 hereof.

The following table sets forth certain information with respect to the Company's offices at March 31, 1996.

                                                                         Net Book
                                                                         Value of           Amount of
        Description/Address                      Leased/Owned            Property           Deposits
        -------------------                      ------------            --------           ---------
                                                                               (In Thousands)
Executive Offices:
- ------------------
Two Aldwyn Center                                   Owned                    $3,771           $  ---
Lancaster Avenue and Rt. 320
Villanova, PA  19085

Branch Offices:
- ---------------
Two Aldwyn Center                                   Owned                      ---            107,931
Lancaster Avenue and Rt. 320
Villanova, PA  19085

44 E. Lancaster Ave.                                Owned                       362           106,342
Ardmore, PA  19003

1770 W. Dekalb Pike                               Leased(1)                      55            14,697
Blue Bell, PA 19422

2535 West Chester Pike                            Leased(2)                       0            16,610
Broomall, PA  19008

3001 West Chester Pike                              Owned                       417            81,162
Broomall, PA  19008

44 N. Bryn Mawr Ave.                                Owned                       277            56,996
Bryn Mawr, PA  19010

MacDade Blvd. & Chester Pike                        Owned                       314            37,763
Collingdale, PA 19023

133 Lancaster Ave.                                  Owned                       592            47,004
Devon, PA  19333

5116 State Road                                   Leased(3)                      21             3,536
Drexel Hill, PA 19026

                                                                            Net Book
                                                                            Value of           Amount of
           Description/Address                  Leased/Owned                Property            Deposits
           -------------------                  ------------                --------            --------
                                                                                   (In Thousands)
Marchwood Shopping Center                         Leased(4)                       $26              $21,086
Exton, PA  19341

1140 West Chester Pike                              Owned                         509               26,776
Goshen, PA  19382

Manoa Shopping Center                             Leased(5)                       160               56,127
Havertown, PA  19083

677 DeKalb Pike                                   Leased(6)                         6               26,733
King of Prussia, PA  19406

Front and Orange Streets                            Owned                         271               79,288
Media, PA  19063

3557 W. Chester Pike                              Leased(7)                        37                9,601
Newtown Square, PA  19073

49 E. Lancaster Ave.                                Owned                       1,244               26,013
Paoli, PA  19301

1141 Baltimore Pike                               Leased(8)                        46               10,850
Springfield, PA 19064

123 W. Lancaster Ave.                               Owned                         240               60,062
Wayne, PA  19087

33 W. Gay Street                                    Owned                         361                4,332
West Chester, PA  19380

Other Administrative Offices:
- -----------------------------

One Aldwyn Center                                   Owned                         988               38,089 (9)
Lancaster Ave. & Rt. 320
Villanova, PA  19085
                                                                            ---------           ----------
                                                                               $9,697             $830,998
                                                                            ---------           ----------




- ---------------
(1) Lease expiration date is May 31, 2010; the Company has three five-year renewal options.

(2) Lease expiration date was May 31, 1996; the Company did not renew the lease and has transferred operations to 3001 West Chester Pike, Broomall, PA.

(3) Lease expiration date is June 30, 1998; the Company has three three-year renewal options.

(4) Lease expiration date is August 31, 1996; the Company has two five-year renewal options.

(5) Lease expiration date is December 1, 2000; the Company has two five-year renewal options.

(6) Lease expiration date is April 1, 1997; the Company has two five-year renewal options.

(7) Lease expiration date is September 30, 1998; the Company has one five-year renewal option.

(8)  Branch opened in December 1994.  Lease expiration date is July 31, 2004.

(9) Comprised of custodial accounts associated with the Company's loan servicing for others. See "Loan Lending Activities - Loan Servicing."



ITEM 3.  LEGAL PROCEEDINGS.

The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required herein is incorporated by reference from page 1 of the Registrant's 1996 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 9 to 18 of the Registrant's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS.

The information required herein is incorporated by reference from pages 19 to 38 of the Registrant's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required herein is incorporated by reference from pages 5 to 7 of the Registrant's Proxy Statement dated June 13, 1996 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 7 to 10 of the Registrant's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 3 and 4 of the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 13 and 14 of the Registrant's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

  No.                                         Description                                          Page
  3.1    Articles of Incorporation of MLF Bancorp, Inc. (1)
  3.2    Bylaws of MLF Bancorp, Inc. (1)
   4     Specimen Stock Certificate of MLF Bancorp, Inc.(1)
 10.1    Employee Stock Ownership Plan and Trust of MLF
         Bancorp, Inc. (1) *
 10.2    Employment Agreements between MLF Bancorp, Inc. and Main Line Bank and Dennis S.           E-1
         Marlo*
 10.3    Form of Employment Agreement between MLF Bancorp, Inc.
         and Robert M. Campbell, Jr., Raymond M. Kilargis
         and Brian M. Hartline (1) *
 10.4    1994 Stock Option Plan (2)*
 10.5    1994 Recognition and Retention Plan and Trust Agreement (2)*
  13     1996 Annual Report to Stockholders specified portion (p.1 and pp. 8-39) of the            E-26
         Registrant's Annual Report to Stockholders for the year ended March 31, 1996.
  21     Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the required information
  23     Consent of Accountants                                                                    E-58

  27     Financial Data Schedule                                                                   E-59


- -------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-76666) filed by the Registrant with the Securities and Exchange Commission on March 18, 1994, as amended.
(2) Incorporated by reference from the Annual Report on Form 10-K for the year ended March 31, 1995 filed by the Registrant with the Securities and Exchange Commission on June 29, 1995.


*  Management contract or compensatory plan or arrangement.

(a)(2) The following documents are filed as part of this Form 10-K and are incorporated herein by reference from the Registrant's 1996 Annual Report.

Independent Auditors' Report.

Consolidated Statements of Operations for each of the years in the three year period ended March 31, 1996

Consolidated Statements of Financial Condition as of March 31, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended March 31, 1996

Consolidated Statements of Cash Flows for each of the years in the three year period ended March 31, 1996

Notes to the Consolidated Financial Statements


(a)(3) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports filed on Form 8-K.

None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MLF BANCORP, INC.



                               By:  /s/DENNIS S. MARLO
                                   ---------------------------------------
                                   Dennis S. Marlo
                                   President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/DENNIS S. MARLO                                               June 27, 1996
- -----------------------------------------
 Dennis S. Marlo
 President, Chief Executive Officer
   and Director
 (Principal Executive Officer)



 /s/BRIAN M. HARTLINE                                             June 27, 1996
- -----------------------------------------
 Brian M. Hartline
 Secretary, Treasurer and Chief
  Financial Officer
 (Principal Financial and
   Accounting Officer)

 /s/JOHN R. EPPINGER                                              June 27, 1996
- -----------------------------------------
 John R. Eppinger
 Chairman of the Board

 /s/DAVID B. HASTINGS                                            June 27, 1996
- -----------------------------------------
 David B. Hastings
 Director



 /s/JOHN J. LEAHY                                                June  27, 1996
- -----------------------------------------
 John J. Leahy
 Director


 /s/HENRY M. LUEDECKE                                            June 27, 1996
- -----------------------------------------
 Henry M. Luedecke
 Director


 /s/ALLAN WOOLFORD                                               June 27, 1996
- -----------------------------------------
 Allan Woolford
 Director