Form 10-Q
period 1996-06-30
MLF BANCORP INC
filed 1996-08-07
CIK 920616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON  DC   20549

                                  FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarter ended  ..................................June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from .................... to ....................

                        COMMISSION FILE NUMBER:  0-24358

                               MLF BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2752439
        ------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)       Identification Number)

        Two Aldwyn Center
        Villanova, Pennsylvania                                19085
       -------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

             (Registrant's telephone number, including area code:)
                                 (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X             No
                                          -------------         -------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of August 1, 1996, there were 7,273,800 shares issued and 5,934,605 shares outstanding of the Registrant's Common Stock.

                               MLF BANCORP, INC.

                               TABLE OF CONTENTS

Item
No.
- ---
PART I - CONSOLIDATED FINANCIAL INFORMATION

1        CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         June 30 (unaudited) and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 1996 and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 1996 and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Notes to Consolidated Financial Statements (unaudited).  . . . . . . . . . . . . . . . . . . . . . . . .     5

2        Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II - OTHER INFORMATION

1        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

2        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

3        Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

4        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . .    13

5        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

6        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

MLF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30 and March 31, 1996
(in thousands, except share and per share data)

====================================================================================================
                                                                                 (Unaudited)
                                                                          JUNE 30,     March 31,
ASSETS                                                                      1996         1996
- ----------------------------------------------------------------------------------------------------
Cash (including interest-bearing deposits of $13,344 and $11,283
  at June 30 and March 31, 1996, respectively)                           $    37,897        23,323
Assets available for sale:
  Mortgage-related, debt and equity securities                               523,600       469,321
  Loans                                                                       94,360        95,033
Investments (market value $33,134 and $24,946
  at June 30 and March 31, 1996, respectively)                                33,141        24,942
Mortgage-related securities (market value $380,140 and $401,231
  at June 30 and March 31, 1996, respectively)                               385,760       404,150
Loans receivable, net of allowance for loan loss ($14,053 and $13,124
  at June 30 and March 31, 1996, respectively)                               719,309       691,791
Accrued income receivable                                                     12,513        12,085
Other real estate owned, net                                                   1,696         2,043
Premises and equipment, at cost less accumulated depreciation
  ($14,949 and $13,774 at June 30 and March 31, 1996, respectively)           14,513        14,343
Mortgage servicing rights                                                     42,552        21,865
Goodwill and other intangible assets                                           5,632         3,499
Other assets                                                                   5,045         3,417
- ----------------------------------------------------------------------------------------------------
Total assets                                                             $ 1,876,018     1,765,812
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------
Deposits                                                                 $   842,459       830,997
Advances from Federal Home Loan Bank                                         461,814       376,013
Securities sold under agreements to repurchase                               415,481       402,212
Advance payments by borrowers for taxes and insurance                          5,014         3,533
Accrued interest payable                                                       4,713         5,371
Other liabilities                                                              5,298         7,349
- ----------------------------------------------------------------------------------------------------
Total liabilities                                                          1,734,779     1,625,475
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
    no shares issued and outstanding                                               -             -
  Common stock, $.01 par value, authorized 30,000,000 shares;
    7,273,800 shares issued                                                       73            73
  Additional paid-in capital                                                  96,381        95,977
  Common stock acquired by stock benefit plans                                (8,503)       (8,888)
  Treasury stock, at cost; 1,026,900  shares
    at June 30 and March 31, 1996, respectively                              (20,531)      (20,531)
  Unrealized (loss) gain on mortgage-related and equity
    securities available for sale                                             (1,824)          120
  Retained earnings                                                           75,643        73,586
- ----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   141,239       140,337
- ----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $ 1,876,018     1,765,812
====================================================================================================

MLF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended June 30, 1996 and 1995
(in thousands, except share and per share data)

====================================================================================================
                                                                                (Unaudited)
                                                                                Three months
                                                                               ended June 30,
                                                                          ------------------------
                                                                             1996         1995
- ----------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                 $      16,216      11,851
  Mortgage-related securities                                                   6,804       8,224
  Investments                                                                     602         854
  Assets available for sale                                                     9,775       7,950
  Interest-bearing deposits                                                       129         105
- ----------------------------------------------------------------------------------------------------
    Total interest income                                                      33,526      28,984
- ----------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                      8,282       7,269
  FHLB advances                                                                 6,420       5,109
  Other borrowings                                                              5,754       6,078
- ----------------------------------------------------------------------------------------------------
    Total interest expense                                                     20,456      18,456
- ----------------------------------------------------------------------------------------------------
Net interest income                                                            13,070      10,528
Provision for loan losses                                                       1,000       1,000
- ----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            12,070       9,528
Other income:
  Retail fees and charges                                                         413         349
  Mortgage banking operations                                                   3,172         727
  Net gain (loss) on:
    Sales of mortgage related and equity securities
      available for sale                                                                       (3)
    Other real estate activities                                                  309        (142)
  Rental income                                                                   171         152
  Other                                                                            99          81
- ----------------------------------------------------------------------------------------------------
    Total other income                                                          4,164       1,164
- ----------------------------------------------------------------------------------------------------
Operating expenses:
  General and administrative:
    Compensation and employee benefits                                  $       5,474       3,071
    Advertising                                                                   535         462
    Data processing                                                               415         326
    Federal insurance premiums                                                    462         456
    Amortization of goodwill and other intangible assets                        1,619         160
    Net occupancy costs                                                         1,422         872
    Professional fees                                                             199         207
    Other                                                                       1,433         869
- ----------------------------------------------------------------------------------------------------
    Total operating expenses                                                   11,559       6,423
- ----------------------------------------------------------------------------------------------------
Income before income taxes                                                      4,675       4,269
Income taxes                                                                    1,430       1,548
- ----------------------------------------------------------------------------------------------------
    Net income                                                          $       3,245       2,721
====================================================================================================
Earnings per common and common equivalent share                         $        0.54        0.42
====================================================================================================
Earnings per common share-assuming full dilution                        $        0.54        0.42
====================================================================================================
Weighted average number of shares-primary                                   6,019,302   6,484,505
====================================================================================================
Weighted average number of shares-fully diluted                             6,024,353   6,523,144
====================================================================================================

MLF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended June 30, 1996 and 1995
(in thousands)



========================================================================================================
                                                                                (Unaudited)
                                                                                Three months
                                                                               ended June 30,
                                                                          ------------------------
                                                                             1996             1995
- --------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                                         $        3,245              2,721
- --------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net
    income to net cash provided (used) by operating activities:
      Amortization of:
        Goodwill and other intangible assets                         $        1,619                160
        Deferred loan origination fees                                         (792)              (483)
        Premiums and discounts on mortgage-related
            securities, investments and assets available for sale               801                 64
        Common stock acquired by stock benefit plans                            789                423
        Mortgage servicing rights                                             2,000                703
      Provision for loan losses                                               1,000              1,000
      Net loss (gain) on sale of assets available for sale:
        Mortgage-related, debt and equity securities                                                 3
        Loans                                                                (2,212)              (139)
      Net (gain) loss on other real estate activities                          (309)               142
      Depreciation and amortization of premises and equipment                   602                434
      Increase/decrease in:
        Loans available for sale                                              2,885            (36,165)
        Accrued income receivable                                              (428)                62
        Deferred federal income taxes                                          (562)            (2,038)
        Other assets                                                         (1,628)            (2,198)
        Accrued interest payable                                               (658)              (464)
        Other liabilities                                                      (297)            (2,852)
- --------------------------------------------------------------------------------------------------------
  Total adjustments                                                           2,810            (41,348)
- --------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                              6,055            (38,627)
- --------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net increase in loans receivable                                          (27,748)           (23,134)
  Proceeds from sales of:
    FHLB Stock                                                                  687                231
    Mortgage-related, debt and equity securities available for sale                             31,051
  Proceeds from maturities or repayments of:
    Mortgage-related securities                                              17,905             11,643
    Mortgage-related, debt and equity securities available for sale          38,868             14,524
    Investments                                                               6,000                 -
  Purchases of:
    Investments                                                             (14,885)            (6,515)
    Mortgage-related, debt and equity securities available for sale         (96,600)           (39,701)
    Mortgage servicing rights                                               (22,687)                -
  Net decrease (increase) in other real estate owned                            552               (172)
  Proceeds from other real estate activities                                    126                 98
  Excess of liabilities assumed over assets acquired                         (3,752)                -
  Purchases of premises and equipment                                          (772)              (269)
- --------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (102,306)           (12,244)
- --------------------------------------------------------------------------------------------------------

                                                                     (Continued)

MLF BANCORP, INC. AND SUBSIDIARIES

(in thousands)



========================================================================================================
                                                                                (Unaudited)
                                                                                Three months
                                                                               ended June 30,
                                                                           -----------------------------
                                                                              1996        1995
- --------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                   $     11,462      23,633
  Proceeds from deposits purchased                                                      -      28,937
  Dividends paid                                                                   (1,188)       (645)
  Proceeds from securities sold under agreements to repurchase                     39,517     111,000
  Payments of securities sold under agreements to repurchase                      (26,248)   (160,414)
  Proceeds from FHLB advances                                                     110,801     126,820
  Payments of FHLB advances                                                       (25,000)    (80,434)
  Net increase in advance payments by borrowers for taxes and insurance             1,481       1,494
- --------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         110,825      50,391
- --------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               14,574        (480)
Cash and cash equivalents:
  Beginning of period                                                              23,323      20,007
- --------------------------------------------------------------------------------------------------------
  End of period                                                              $     37,897      19,527
========================================================================================================

Supplemental disclosure:
  Cash payments for interest                                                 $     21,114      18,920
  Cash payments for income taxes                                                      250       5,898
  Transfer of loans receivable into other real estate owned                            22          42
  Deposits acquired in excess of cash received                                          -       1,081
  Net unrealized (loss) gain on mortgage-related, debt and equity securities
    available for sale                                                             (3,136)      5,880
  Tax effect on mortgage-related, debt and equity securities available for         (1,192)      2,371
========================================================================================================

MLF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               BASIS OF FINANCIAL STATEMENT PRESENTATION

               The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended March 31, 1996. The results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

               On April 1, 1996, the Company completed its acquisition of Philadelphia Mortgage Corporation ("PMC"), a privately-held
               mortgage banking company.   The acquisition was accounted for
               using the purchase method of accounting.


(2)            RECENT ACCOUNTING PRONOUNCEMENTS

               In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). This statement encourages the adoption of fair value accounting for stock-based compensation to employees. Further, in the event that fair value accounting is not adopted, SFAS 123 requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. The Company does not anticipate adopting the fair value accounting provisions of SFAS 123, and will instead provide the required proforma disclosures, as permitted.

               In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company has not yet determined the effect, if any, that SFAS 125 will have on its financial statements and will adopt SFAS 125 prospectively, effective January 1, 1997, the required date of adoption.

MLF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(3)            LOANS RECEIVABLE

               Loans receivable at June 30 and March 31, 1996 consisted of the following (in thousands):


                                                June 30,   March 31,
                                                  1996       1996
- ---------------------------------------------------------------------
Real estate loans:
  One- to four-family                         $   345,099   344,713
  Construction and land:
    Residential                                    94,723    91,217
    Commercial                                     32,401    34,101
  Commercial real estate                          121,122   109,135
  Multi-family                                     11,396    11,348
- ----------------------------------------------------------------------
Total real estate loans                           604,741   590,514
- ----------------------------------------------------------------------

Other loans:
  Consumer:
    Home equity and equity lines of credit        104,450    92,139
    Unsecured lines of credit                       3,054     3,091
    Automobile                                      5,493     5,926
    Other                                          11,692     9,098
  Commercial                                       67,473    69,647
- ----------------------------------------------------------------------
Total other loans                                 192,162   179,901
- ----------------------------------------------------------------------
                                                  796,903   770,415

Loans in process (construction loans)             (59,570)  (61,389)
Deferred loan fees                                 (3,971)   (4,111)
Allowance for loan losses                         (14,053)  (13,124)
- ----------------------------------------------------------------------
                                              $   719,309   691,791
======================================================================


               Activity in the allowance for loan losses for the three months ended June 30, 1996 and 1995 consisted of the following (in thousands):

                                       Three months ended
                                      ---------------------
                                           June 30,
                                         1996     1995
- -----------------------------------------------------------
Balance, beginning of period          $ 13,124    9,111
Provision for loan losses                1,000    1,000
Charge-offs                               (108)     (41)
Recoveries                                  37      137
- -----------------------------------------------------------
Balance, end of period                $ 14,053   10,207
===========================================================

MLF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(4)            DEPOSITS


               The major types of savings deposits by amounts and the percentages of such types to total savings deposits are as follows (in thousands):

                                         JUNE 30, 1996           March 31, 1996
                                 ------------------------     ------------------
                                                % OF                     % of
                                      AMOUNT   TOTAL           Amount   total
- --------------------------------------------------------------------------------
Noninterest-bearing deposits     $    117,264    13.92%     $   81,767     9.84%
Money market and NOW accounts         154,608    18.35         155,115    18.67
Passbook and statement savings
accounts                               89,110    10.58          88,011    10.59
- --------------------------------------------------------------------------------
                                      360,982    42.85         324,893    39.10
Certificates of deposit               481,477    57.15         506,104    60.90
- --------------------------------------------------------------------------------
                                 $    842,459   100.00%     $  830,997   100.00%
================================================================================

(5)            EARNINGS PER SHARE

               Primary and fully-diluted earnings per share ("EPS") were $0.54 and $0.42 for the three months ended June 30, 1996 and 1995, respectively. Unless anti-dilutive, stock options are considered common stock equivalents and are included in the computation of the weighted average number of shares outstanding using the treasury stock method. The options granted under the Company's 1994 Stock Option Plan were dilutive during the quarters ended June 30, 1996 and 1995.

(6)            SUBSEQUENT EVENT

               On July 25, 1996, the Board of Directors of the Company declared a two-for-one stock split to be effective on September 6, 1996 to shareholders of record at the close of business on August 9, 1996. As a result of the split, the number of shares outstanding will increase from 5,934,605 to 11,869,210.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company's net income for the quarter ended June 30, 1996 was $3.2 million or $0.54 per share, compared to net income of $2.7 million or $0.42 per share for the same quarter in 1995.

On April 1, 1996, the Company completed its acquisition of Philadelphia Mortgage Corporation, ("PMC"), a privately-held mortgage banking company. The acquisition was accounted for using the purchase method of accounting. Included in the acquired assets were $19.4 million in mortgage servicing rights. Additionally, the Company increased its loans serviced for others portfolio by $1.34 billion, or 53.0% as a result of the acquisition.

FINANCIAL CONDITION
CASH AND INVESTMENTS. Cash and investments increased by $22.8 million or 47.2% from $48.3 million at March 31, 1996 to $71.0 million at June 30, 1996. The increase was partially attributable to investment purchases of $14.9 million, less securities repayments and maturities of $6.7 million during the quarter.

MORTGAGE-RELATED SECURITIES AND MORTGAGE-RELATED, DEBT AND EQUITY SECURITIES AVAILABLE FOR SALE. Mortgage-related securities and mortgage-related, debt and equity securities available for sale increased by $35.9 million or 4.1% at June 30, 1996 to $909.4 million from $873.5 million at March 31, 1996. The increase is primarily due to $96.6 million in purchases of adjustable rate mortgage-backed securities available for sale, which was partially offset by repayments and securities maturities of $56.8 million.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. Aggregate loans receivable (loans receivable, net and loans available for sale) totaled $813.7 million at June 30, 1996, an increase of $26.8 million or 3.4% from $786.8 million at March 31, 1996, due primarily to a $27.5 million or 4.0% increase in loans receivable, net, which was partially offset by a $673,000 decrease in loans available for sale. Contributing to the loans receivable increase was a $12.0 million or 11.0% increase in commercial real estate loans, and a $14.4 million or 13.1% increase in consumer loans (primarily home equity loans and equity lines of credit).

NON-PERFORMING ASSETS. The Company's total non-performing assets decreased by $1.0 million or 10.0% from $10.4 million or 0.59% of total assets at March 31, 1996 to $9.4 million or 0.50% of total assets at June 30, 1996. At June 30, 1996, the Company's non-accrual loans were $7.7 million, a decrease of $695,000 or 8.3% from March 31, 1996.

Other real estate owned decreased $347,000 or 17.0% to $1.7 million at June 30, 1996 from $2.0 million at March 31, 1996.

At June 30, 1996, the Company's allowance for loan losses amounted to $14.1 million (which includes $804,000 of specific allowances on two commercial construction project loans and one residential project construction loan) or
182.3% of  non-performing loans and 1.70% of gross loans receivable.   At March
31, 1996, the Company's allowance for loan losses was

$13.1 million (which included an $754,000 specific allowance on the above referenced commercial and residential project construction loan) or 156.2% of non-performing loans and 1.64% of gross loans receivable.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") increased $20.7 million or 94.6% from $21.9 million at March 31, 1996 to $42.6 million at June 30, 1996. The increase was primarily due to the acquisition of $19.4 million of MSRs from the PMC acquisition, as well as the purchase of $2.5 million of MSRs and $742,000 of originated MSRs during the quarter. Offsetting those increases was $2.0 million of amortization of MSRs during the quarter.

DEPOSITS.   Deposits increased $11.5 million or 1.4% from $831.0 million at
March 31, 1996 to $842.5 million at June 30, 1996. The increase was primarily attributable to a $35.5 million or 43.4% increase in non-interest bearing deposits, which was partially offset by a $24.6 million or 4.9% decrease in certificates of deposit.

BORROWINGS. Total borrowings increased $99.1 million or 12.7% to $877.3 million at June 30, 1996 compared to $778.2 million at March 31, 1996. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms which require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established investment brokerage institution repurchase agreements. At June 30, 1996, the Company had repurchase agreements totaling $415.5 million with a weighted average maturity of approximately 13 months and a weighted average interest rate of 5.60%.

FHLB advances totaled $461.8 million with a weighted average maturity of approximately 14 months and a weighted average interest rate of 6.01% at June 30, 1996.

EQUITY. At June 30, 1996, total equity was $141.2 million or 7.51% of total assets, compared to $140.3 million or 7.9% of total assets at March 31, 1996. Total equity increased $902,000 or 0.6% during the three months ended June 30, 1996 primarily due to net income of $3.2 million and amortization related to the stock benefit plans of $789,000. Offsetting these increases were a $1.9 million net of tax decrease in the unrealized loss related to mortgage-related, debt and equity securities classified as assets available for sale and a $1.2 million dividend payment during the quarter.

RESULTS OF OPERATIONS
NET INCOME. The Company's net income was $3.2 million or $0.54 per share for the quarter ended June 30, 1996, an increase of $524,000 or 19.3% over the $2.7 million recorded in the comparable prior period. Core earnings continued to improve as net interest income after provision for loan losses increased by $2.5 million or 26.7% and income from mortgage banking operations more than tripled to $3.2 million from the comparable 1995 period. These increases were partially offset by an increase in operating expenses of $5.1 million or 80.0% over the three month period ended June 30, 1995.

NET INTEREST INCOME. Net interest income before provision for loan losses amounted to $13.1 million for the three month period ended June 30, 1996, a $2.6 million or 24.1% increase from the $10.5 million recorded in the comparable prior period.

Total interest income increased by $4.5 million or 15.7% to $33.5 million for the three month period ended June 30, 1996 from $29.0 million during the comparable prior period. The increase was primarily the result of an increase in average interest-earning assets of $210.7 million or 13.8% for the quarter ended June 30, 1996 compared to the comparable 1995 period. Additionally, the yield earned on average interest-earning assets increased by 13 basis points during the same period.

Interest expense totaled $20.5 million for the quarter ended June 30, 1996, compared to $18.5 million for the same quarter in 1995. The $2.0 million or 10.8% increase in the interest expense was attributable to a $263.9 million or 18.8% increase in the average interest-bearing liabilities, despite a 35 basis point decrease in the average interest rate paid for the three months ended June 30, 1996 over the comparable 1995 period.

PROVISION FOR LOAN LOSSES. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the quarter ended June 30, 1996, the provision for loan losses amounted to $1.0 million.

Consistent with its long-term goals, the Company intends to continue to increase its originations and/or participations of commercial (commercial real estate and commercial business) loans. Commercial loans, while typically having a higher yield, entail different risks when compared to residential lending because such loans typically involve larger loan balances to single borrowers and because the payment experience on such loans is dependent on the successful operation of the project or the borrower's business. The Company attempts to mitigate its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and continually monitoring the operation and physical condition of the collateral.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

OTHER INCOME. Total other income amounted to $4.2 million for the quarter ended June 30, 1996, an increase of $3.0 million over the comparable 1995 period. The increases during the quarter were primarily attributable to a $2.4 million increase in mortgage banking income, and to a lesser extent, a $451,000 increase in income from other real estate activities.

OPERATING EXPENSES. Operating expenses totaled $11.6 million and $6.4 million for the quarters ended June 30, 1996 and 1995, respectively. The $5.1 million or 80.0% increase in operating costs were incurred primarily as a result of the Suburban Federal Savings Bank, Hart Mortgage and PMC acquisitions.
Compensation and employee benefits expense increased from the comparable 1995 period due to the addition of approximately 160 acquisition-related full time equivalent personnel, additional employee benefit plan expenses, and general salary increases. Amortization of goodwill attributable to the acquisitions was more than $1.1 million. Other operating expenses increased primarily due to the acquisitions, costs associated with new products and an image campaign.

INCOME TAXES. Income tax expense totaled $1.4 million for the three months ended June 30, 1996 compared to $1.5 million for the comparable prior period with effective tax rates calculated at 30.6% and 36.3%, respectively. Differences between the effective and statutory rates for the periods ended June 30, 1996 and 1995 are due to items that are either non-taxable or non-deductible, such as tax-exempt interest income and amortization of goodwill.

CAPITAL RESOURCES. The Office of Thrift Supervision ("OTS") regulators require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At June 30, 1996, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at June 30, 1996

                                                        Tangible              Core              Risk-Based
                                                         Capital              Capital             Capital
                                                        --------------------------------------------------

Total Regulatory Capital                                    $128,095           $128,095            $139,583
Minimum Required Regulatory Capital                           28,132             57,644              73,319
                                                            -----------------------------------------------
Excess Regulatory Capital                                   $ 99,963           $ 70,451            $ 66,264
                                                            ===============================================

Regulatory Capital as a
   Percentage of Assets (1)                                     6.83%              6.83%              15.23%

Minimum Capital Required as a
   Percentage of Assets                                         1.50               3.00                8.00
                                                                -------------------------------------------

Excess Regulatory Capital as a
   Percentage of Assets                                         5.33%              3.83%               7.23%
                                                               =============================================

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $1.9 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $916 million.

LIQUIDITY. The Company is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's liquidity ratio and short-term liquid asset ratio as of June 30, 1996 was 5.6% and 3.1% respectively.

PROPOSED DEPOSIT INSURANCE PREMIUMS. Deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). The Federal Deposit Insurance Corporation ("FDIC") has established a new assessment rate schedule with a premium range between 0 to 31 basis points for Bank Insurance Fund ("BIF") insured institutions while retaining the existing assessment rate of 23 to 31 basis points applicable to SAIF member institutions. In announcing this premium reduction for BIF-insured institutions retroactive to May 1995, the FDIC noted that the premium differential may have adverse competitive consequences for SAIF members, such as the Bank, including lesser earnings as compared to BIF-insured institutions and possible impaired ability to raise funds in the capital markets.

Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the Administration, by members of Congress and by industry groups. One such proposal included in the Balanced Budget Act of 1995 is that all SAIF-insured institutions pay a one-time charge of approximately $0.85 for every $100 of assessable deposits as of March 31, 1996. If such option were to be effected, the Bank would recognize a one-time charge of approximately $4.4 million or approximately $0.72 per share, after taxes. Such a special assessment for SAIF-insured institutions will facilitate the recapitalization of the SAIF and permit a reduction in future SAIF premiums which then will be comparable to the recently announced assessment rates for BIF-insured institutions. However, there can be no assurance that any of these alternatives to mitigate the pending effect of the BIF/SAIF premium disparity will be enacted as proposed. The Balanced Budget Act of 1995 was vetoed by the President for reasons unrelated to the recapitalization of the SAIF.

SUBSEQUENT EVENT. On July 25, 1996, the Board of Directors of the Company declared a two-for-one stock split to be effective on September 6, 1996 to shareholders of record at the close of business on August 9, 1996. As a result of the split, the number of shares outstanding will increase from 5,934,605 to 11,869,210.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of the Registrant's Shareholders was held on July 26, 1996. The items of business acted upon at the Annual Meeting were (i) the election of one director for a four-year term, (ii) the amendment of the Company's Articles of Incorporation to change the corporate title to ML Bancorp, Inc. and (iii) the approval of KPMG Peat Marwick, L.L.P. as the Company's independent auditors. The number of votes cast for, against or withheld, as well as the number of abstentions and non-votes as to the nominee for office and/or each matter voted upon was as follows:

             (i)       Election of Director                    For      Withheld
                       ---------------------                  ----      --------
                       John R. Eppinger                  5,048,609        63,384

             (ii)      Amendment of the Company's              For       Against     Abstain     Not Voted
                                                               ---       -------     -------     ---------
                       Articles of Incorporation to
                       change the corporate title to
                       ML Bancorp, Inc.                  5,051,055        40,062      20,876     1,134,907

             (iii)     Approval of KPMG Peat Marwick
                       L.L.P. as the Company's
                       independent auditors              5,026,321        64,091      21,581     1,134,907

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             No Form 8-K Reports were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                       MLF BANCORP, INC.



Date:  August 6, 1996




/s/  Brian M. Hartline
- ----------------------
Brian M. Hartline
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)