Form 10-Q
period 1996-09-30
ML BANCORP INC
filed 1996-11-07
CIK 920616

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON  DC   20549

                                      FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarter ended .................................  September 30, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ......................................... to
    .......................................

                           COMMISSION FILE NUMBER:  0-24358

                                   ML BANCORP, INC.
                (Exact name of registrant as specified in its charter)
                Pennsylvania                                23-2752439
                (State or other jurisdiction of       (I.R.S. Employer
                incorporation or organization)  Identification Number)

                Two Aldwyn Center
                Villanova, Pennsylvania                          19085
                (Address of principal executive offices)    (Zip Code)

                (Registrant's telephone number, including area code:)
                                    (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of November 1, 1996, there were 14,547,600 shares issued and 11,663,510 shares outstanding of the Registrant's Common Stock.

                                  ML BANCORP, INC.

                                  TABLE OF CONTENTS


Item
No.

PART I - CONSOLIDATED FINANCIAL INFORMATION

1   CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition
    September 30, (unaudited) and March 31, 1996...........................   1

    Consolidated Statements of Operations for the Three and Six Months
    Ended September 30, 1996 and 1995 (unaudited) .........................   2

    Consolidated Statements of Cash Flows for the Three and Six Months
    Ended September 30, 1996 and 1995 (unaudited) .........................   3

    Notes to Consolidated Financial Statements (unaudited).................   5

2   Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................   8

PART II - OTHER INFORMATION

1   Legal Proceedings......................................................  13

2   Changes in Securities................................................... 13

3   Defaults Upon Senior Securities......................................... 13

4   Submission of Matters to a Vote of Security Holders..................... 13

5   Other Information......................................................  13

6   Exhibits and Reports on Form 8-K.......................................  13

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

September 30 and March 31, 1996
(in thousands, except share and per share data)

------------------------------------------------------------------------------------

                                                                 (UNAUDITED)
                                                         SEPTEMBER 30,    MARCH 31,
                                                         -------------    ---------
ASSETS                                                       1996           1996
------------------------------------------------------------------------------------

Cash (including interest-bearing deposits of $5,844
  and $11,283 at September 30 and March 31, 1996,
  respectively)                                          $  17,315         23,323
Assets available for sale:
  Securities                                               553,737        469,321
  Loans                                                     78,238         95,033
Investments (market value $31,016 and $24,946
  at September 30 and March 31, 1996, respectively)         31,225         24,942
Mortgage-related securities (market value $385,518
  and $401,231 at September 30 and March 31, 1996,
  respectively)                                            390,316        404,150
Loans receivable, net of allowance for loan loss
  ($14,981 and $13,124 at September 30 and
  March 31, 1996, respectively)                            733,243        691,791
Accrued income receivable                                   12,138         12,085
Other real estate owned, net                                   912          2,043
Premises and equipment, at cost less accumulated
  depreciation ($15,206 and $13,774 at September 30
  and March 31, 1996, respectively)                         15,024         14,343
Mortgage servicing rights                                   43,554         21,865
Goodwill and other intangible assets                         4,453          3,499
Other assets                                                 8,692          3,417
------------------------------------------------------------------------------------
Total assets                                            $1,888,847      1,765,812
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Deposits                                                $  807,477        830,997
Advances from Federal Home Loan Bank                       395,271        376,013
Securities sold under agreements to repurchase             532,527        402,212
Advance payments by borrowers for taxes and
insurance                                                    1,197          3,533
Other liabilities                                           14,308         12,720
------------------------------------------------------------------------------------
Total liabilities                                        1,750,780      1,625,475
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, no par value, authorized
    5,000,000 shares; no shares issued and
    outstanding                                              --              --
  Common stock, $.01 par value, authorized
    30,000,000 shares; 14,547,600 shares issued                73             73
  Additional paid-in capital                               96,483         95,977
  Common stock acquired by stock benefit plans             (8,059)        (8,888)
  Treasury stock, at cost; 2,678,390 and 2,053,800
    shares at September 30 and March 31, 1996,
    respectively                                          (28,197)       (20,531)
  Unrealized (loss) gain on securities available
    for sale                                               (1,051)           120
  Retained earnings                                        78,818         73,586
------------------------------------------------------------------------------------
Total stockholders' equity                                138,067        140,337
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $  1,888,847      1,765,812
------------------------------------------------------------------------------------

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
------------------------------------------------------------------------------
Three and six months ended September 30, 1996 and 1995
(in thousands, except share and per share data)

---------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
                                                            THREE MONTHS                  SIX MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         ------------------           -------------------
                                                         1996          1995           1996           1995
----------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                               $ 15,736        13,074         31,952         24,924
  Mortgage-related and investment securities             7,247         8,793         14,653         17,871
  Assets available for sale                             11,476         7,869         21,251         15,819
  Interest-bearing deposits                                147           162            276            268
----------------------------------------------------------------------------------------------------------
    Total interest income                               34,606        29,898         68,132         58,882
----------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                               8,063         7,943         16,345         15,212
  FHLB advances                                          7,047         5,858         13,467         10,967
  Other borrowings                                       6,231         5,487         11,985         11,565
----------------------------------------------------------------------------------------------------------
    Total interest expense                              21,341        19,288         41,797         37,744
----------------------------------------------------------------------------------------------------------
Net interest income                                     13,265        10,610         26,335         21,138
Provision for loan losses                                1,010         1,000          2,010          2,000
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     12,255         9,610         24,325         19,138
Non-interest income:
  Retail fees and charges                                  434           481            847            830
  Mortgage banking operations                            3,525         1,073          6,697          1,800
  Net gain (loss) on:
    Sales of securities available for sale                  14             0             14             (3)
    Other real estate activities                            17           145            326              3
  Rental income                                            137           152            308            304
  Other                                                     59            63            158            144
----------------------------------------------------------------------------------------------------------
    Total non-interest income                            4,186         1,914          8,350          3,078
----------------------------------------------------------------------------------------------------------
Non-interest expenses:
  Compensation and employee benefits                  $  5,599         3,291         11,073          6,362
  Advertising                                              690           433          1,225            895
  Data processing                                          439           332            854            658
  Federal insurance premiums                             5,249           242          5,711            698
  Amortization of goodwill and other intangible assets   1,177           297          2,796            457
  Net occupancy costs                                    1,406           916          2,828          1,788
  Professional fees                                        191           180            390            387
  Other                                                  1,228           799          2,661          1,668
----------------------------------------------------------------------------------------------------------
    Total non-interest expenses                         15,979         6,490         27,538         12,913
----------------------------------------------------------------------------------------------------------
Income before income taxes                                 462         5,034          5,137          9,303
Income taxes                                            (3,638)        1,964         (2,208)         3,512
----------------------------------------------------------------------------------------------------------
    Net income                                        $  4,100         3,070          7,345          5,791
----------------------------------------------------------------------------------------------------------
Primary earnings per share                            $   0.35          0.23           0.62           0.44
----------------------------------------------------------------------------------------------------------
Fully diluted earnings per share                      $   0.35          0.23           0.62           0.44
----------------------------------------------------------------------------------------------------------
Weighted average number of shares-primary           11,798,856    13,092,476     11,833,625     13,110,092
----------------------------------------------------------------------------------------------------------
Weighted average number of shares-fully diluted     11,874,359    13,144,730     11,932,612     13,162,346
----------------------------------------------------------------------------------------------------------

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended September 30, 1996 and 1995

(in thousands)

------------------------------------------------------------------------------

                                                            (UNAUDITED)
                                                            SIX MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                          1996        1995
------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                            $  7,345      5,791
------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Amortization of:
         Goodwill and other intangible assets           $  2,796        457
         Deferred loan origination fees                  (1,343)       (828)
         Premiums and discounts                           1,514         216
         Common stock acquired by stock benefit plans     1,335       1,087
         Mortgage servicing rights                        3,995       1,503
       Provision for loan losses                          2,010       2,000
       Net (gain) loss on sale of assets
       available for sale:
         Securities                                         (14)          3
         Loans                                           (4,488)       (546)
       Net gain on other real estate activities            (326)         (3)
       Depreciation and amortization                      1,278         889
       Increase/decrease in:
         Loans available for sale                        21,283     (36,034)
         Accrued income receivable                          (53)     (1,033)
         Deferred federal income taxes                     (562)     (2,363)
         Other assets                                    (5,275)     (1,666)
         Other liabilities                                2,868      (3,780)
------------------------------------------------------------------------------
  Total adjustments                                      25,018     (40,098)
------------------------------------------------------------------------------
Net cash provided (used) by operating activities         32,363     (34,307)
------------------------------------------------------------------------------
Cash flows from investing activities:
  Net increase in loans receivable                      (42,222)    (61,508)
  Proceeds from sales of:
    FHLB Stock                                            6,513       3,151
    Securities available for sale                        38,043      31,051
  Proceeds from maturities or repayments of:
    Mortgage-related securities                          32,377      25,457
    Securities available for sale                        62,383      33,475
    Investments                                           6,000       5,000
  Purchases of:
    Mortgage-related securities                         (19,485)         --
    Securities available for sale                      (187,291)    (41,055)
    Investments                                         (18,794)     (9,569)
    Mortgage servicing rights                           (25,684)     (7,170)
  Net decrease in other real estate owned                   159       1,174
  Proceeds from other real estate activities              1,401         206
  Excess of liabilities assumed over assets acquired     (3,750)         --
  Purchases of premises and equipment                    (1,959)       (725)
------------------------------------------------------------------------------
Net cash used by investing activities                  (152,309)    (20,513)
------------------------------------------------------------------------------

ML BANCORP, INC. AND SUBSIDIARIES

(in thousands)

--------------------------------------------------------------------------------

                                                            (UNAUDITED)
                                                            SIX MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                          1996        1995
--------------------------------------------------------------------------------
Cash flows from financing activities:
    Net (decrease) increase in deposits               $  (23,520)    12,712
    Proceeds from deposits purchased                          --     28,925
    Dividends paid                                        (2,113)    (1,410)
    Proceeds from securities sold under agreements
      to repurchase                                      186,798    111,000
    Payments of securities sold under agreements
      to repurchase                                      (56,483)  (136,915)
    Proceeds from FHLB advances                           76,258    128,495
    Payments of FHLB advances                            (57,000)   (80,080)
    Net decrease in advance payments by borrowers for
    taxes and insurance                                   (2,336)    (1,653)
    Purchase of treasury stock                            (7,666)    (2,546)
--------------------------------------------------------------------------------
Net cash provided by financing activities                113,938     58,528
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (6,008)     3,708
Cash and cash equivalents:
    Beginning of period                                   23,323     20,007
--------------------------------------------------------------------------------
    End of period                                      $  17,315     23,715
--------------------------------------------------------------------------------
Supplemental disclosure:
    Cash payments for interest                         $  41,570     37,065
    Cash payments for income taxes                           500     11,248
    Transfer of loans receivable into other
      real estate owned                                      103        684
    Deposits acquired in excess of cash received              --      1,093
    Net unrealized (loss) gain on securities available
      for sale                                            (1,889)     5,731
    Tax effect on securities available for sale             (718)     2,315
--------------------------------------------------------------------------------

                                          4

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the ML Bancorp, Inc. ("Company") Annual Report for the period ended March 31, 1996. The results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

    In July 1996, the Company declared a two-for-one stock split of its common stock. One share for each share held by shareholders of record on August 9, 1996 was distributed on September 6, 1996. All share and per share data have been adjusted for the two-for-one stock split.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). This statement encourages the adoption of fair value accounting for stock-based compensation to employees. Further, in the event that fair value accounting is not adopted, SFAS 123 requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS 123 became effective for the Company on April 1, 1996.
    The Company has elected not to adopt the fair value accounting provisions of SFAS 123, and will instead provide the required proforma disclosures, as permitted.

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

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

    will have on its financial statements and will adopt SFAS 125 prospectively, effective January 1, 1997, the required date of adoption.

(3) LOANS RECEIVABLE

    Loans receivable at September 30 and March 31, 1996 consisted of the following (in thousands):

                                                                     SEPTEMBER 30,    MARCH 31,
                                                                        1996            1996
-----------------------------------------------------------------------------------------------
Real estate loans:
  One- to four-family                                                  $  333,978      344,713
  Construction and land:
    Residential                                                            94,951       91,217
    Commercial                                                             24,076       34,101
  Commercial real estate                                                  136,590      109,135
  Multi-family                                                             11,327       11,348
-----------------------------------------------------------------------------------------------
Total real estate loans                                                   600,922      590,514
-----------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Home equity and equity lines of credit                                123,348      98,096
    Unsecured lines of credit                                               3,125       3,224
    Other                                                                   8,265       8,934
  Commercial                                                               71,467      69,647
-----------------------------------------------------------------------------------------------
Total other loans                                                         206,205     179,901
-----------------------------------------------------------------------------------------------
                                                                          807,127     770,415
Loans in process (construction loans)                                     (54,873)    (61,389)
Deferred loan fees                                                         (4,030)     (4,111)
Allowance for loan losses                                                 (14,981)    (13,124)
-----------------------------------------------------------------------------------------------
                                                                       $  733,243     691,791
-----------------------------------------------------------------------------------------------

    Activity in the allowance for loan losses for the three and six months ended September 30, 1996 and 1995 consisted of the following (in thousands):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                 -----------------          ----------------
                                 1996         1995           1996       1995
--------------------------------------------------------------------------------
Balance, beginning of period     $  14,053   10,207         13,124      9,111
Provision for loan losses            1,010    1,000          2,010      2,000
Charge-offs                            (91)     (22)          (199)       (63)
Recoveries                               9        6             46        143
--------------------------------------------------------------------------------
Balance, end of period           $  14,981   11,191         14,981     11,191
--------------------------------------------------------------------------------

                                          6

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(4) DEPOSITS

The major types of savings deposits by amounts and the percentages of such types to total savings deposits are as follows (in thousands):

                                  SEPTEMBER 30, 1996     MARCH 31, 1996
                                  ------------------     --------------
                                              % OF                   % OF
                                  AMOUNT      TOTAL     AMOUNT       TOTAL
----------------------------------------------------------------------------

Noninterest-bearing deposits     $ 88,520    10.12%   $ 81,767       9.84%
Money market and NOW accounts      151,190    18.72     155,115      18.67
Passbook and statement
savings accounts                    81,744    10.96      88,011      10.59
----------------------------------------------------------------------------
                                   321,454    39.81     324,893      39.10
----------------------------------------------------------------------------
Certificates of deposit            486,023    60.19     506,104      60.90
----------------------------------------------------------------------------
                                  $807,477   100.00%   $830,997     100.00%


(5) EARNINGS PER SHARE

    Primary and fully-diluted earnings per share ("EPS") were $0.35 and $0.62 for the three and six month periods ended September 30, 1996, respectively, and $0.23 and $0.44 for the comparable periods ended September 30, 1995. Per share amounts have been adjusted for the Company's two-for-one stock split. Unless anti-dilutive, stock options are considered common stock equivalents and are included in the computation of the weighted average number of shares outstanding using the treasury stock method. The options granted under the Company's 1994 Stock Option Plan were dilutive during the three and six months ended September 30, 1996 and 1995.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
The Company's net income for the quarter ended September 30, 1996, was $4.1 million or $0.35 per share, compared to net income of $3.1 million or $0.23 per share for the same quarter in 1995. Net income for the six month period ended September 30, 1996, was $7.3 million or $0.62 per share, compared to $5.8 million or $0.44 per share for the same six months in 1995. Per share amounts have been adjusted for the Company's two-for-one stock split, which was distributed on September 6, 1996, to shareholders of record on August 9, 1996.

The Company's results of operations for the three and six month periods ended September 30, 1996 were impacted by $3.8 million of income related to new legislation which eliminated the need to recapture tax bad debt reserves, offset by a pre-tax charge of $4.8 million ($3.1 million net of tax) for a one-time Savings Association Insurance Fund ("SAIF") special assessment as part of legislation adopted to recapitalize the SAIF. The net effect of this recently enacted legislation on earnings was an increase of $0.06 per share for both periods. As a result of the special assessment, it is anticipated that the Company's SAIF-insurance premiums will decrease from the current rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits.

FINANCIAL CONDITION
-------------------

CASH AND INVESTMENTS. Cash and investments totaled $48.5 million at September 30, 1996, compared to $48.3 million at March 31, 1996. The slight increase was due to investment purchases of $18.8 million, which were offset by securities repayments, sales and maturities of $12.5 million during the period and a $6.0 million decrease in cash.

MORTGAGE-RELATED SECURITIES AND SECURITIES AVAILABLE FOR SALE. Mortgage-related securities and securities available for sale increased by $70.6 million or 8.1% at September 30, 1996, to $944.1 million from $873.5 million at March 31, 1996. The increase was principally due to $206.8 million in purchases of securities (primarily adjustable rate mortgage-backed securities available for sale), which was partially offset by repayments and securities maturities of $94.8 million and securities sales of $38.0 million.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. Aggregate loans receivable (loans receivable, net and loans available for sale) totaled $811.5 million at September 30, 1996, an increase of $24.7 million or 3.1% from $786.8 million at March 31, 1996, due primarily to a $41.5 million or 6.0% increase in loans receivable, net, which was partially offset by a $16.8 million or 17.7% decrease in loans available for sale. Contributing to the loans receivable increase was a $27.5 million or 25.2% increase in commercial real estate loans ($11.2 million of which was a commercial construction loan that rolled into a permanent loan), and a $24.5 million or 22.2% increase in consumer loans (primarily home equity loans and equity lines of credit).
The decrease in loans available for sale was due primarily to a decrease in residential mortgage originations.

NON-PERFORMING ASSETS. The Company's total non-performing assets increased by $1.1 million or 10.4% from $10.4 million or 0.59% of total assets at March 31, 1996, to $11.5 million or

0.61% of total assets at September 30, 1996. At September 30, 1996, the Company's non-accrual loans were $10.6 million, an increase of $2.2 million or 26.4% from March 31, 1996. The increase in the Company's non-performing assets was due primarily to the addition of a commercial business loan (classified as substandard at March 31, 1996), which was partially offset by
a $1.1 million or 55.4% decrease in other real estate owned.   At September
30, 1996, other real estate owned totaled $912,000 as compared to $2.0 million at March 31, 1996.

At September 30, 1996, the Company's allowance for loan losses amounted to $15.0 million (which includes $1.3 million of specific allowances on two commercial construction project loans, one commercial business loan and one residential construction project loan) or 141.0% of non-performing loans and
1.8% of gross loans receivable.   At March 31, 1996, the Company's allowance
for loan losses was $13.1 million (which included an $754,000 specific allowance on the above referenced commercial construction and residential construction project loans) or 156.2% of non-performing loans and 1.64% of gross loans receivable.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") increased $21.7 million or 99.2% from $21.9 million at March 31, 1996 to $43.6 million at September 30, 1996. The increase was primarily due to the acquisition of $19.4 million of MSRs from the acquisition of Philadelphia Mortgage Corporation ("PMC") in the first quarter of fiscal 1997, as well as the purchase of $4.7 million of MSRs and $1.6 million of originated MSRs during the quarter. Offsetting those increases was $4.0 million of amortization of MSRs for the six months ended September 30, 1996.

DEPOSITS.   Deposits decreased $23.5 million or 2.8% from $831.0 million at
March 31, 1996, to $807.5 million at September 30, 1996. The decline was primarily attributable to a $20.1 million or 4.0% decrease in certificates of deposit.

BORROWINGS. Total borrowings increased $149.6 million or 19.2% to $927.8 million at September 30, 1996, compared to $778.2 million at March 31, 1996. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms that require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established investment brokerage institution repurchase agreements. At September 30, 1996, the Company had repurchase agreements totaling $532.5 million with a weighted average maturity of approximately 10 months and a weighted average interest rate of 5.60%.

FHLB advances totaled $395.3 million with a weighted average maturity of approximately 19 months and a weighted average interest rate of 5.99% at September 30, 1996.

EQUITY. At September 30, 1996, total stockholders' equity was $138.1 million or 7.3% of total assets, compared to $140.3 million or 7.9% of total assets at March 31, 1996. Total stockholders' equity decreased $2.3 million or 1.6% during the six months ended September 30,

1996, primarily due to the purchase of $7.7 million in treasury stock, $2.1 million of dividends paid during the period and a $1.2 million net of tax increase in the unrealized loss related to securities available for sale. Partially offsetting these reductions to capital were net income of $7.3 million and amortization related to the stock benefit plans of $1.3 million.

RESULTS OF OPERATIONS
---------------------

NET INCOME. The Company's net income for the three months ended September 30, 1996, was $4.1 million or $0.35 per share, an increase of $1.0 million or 33.6% over the $3.1 million recorded in the comparable prior period. For the six month period ended September 30, 1996, net income totaled $7.3 million or $0.62 per share, an increase of $1.6 million or 26.8% over the prior comparable period. Core earnings continued to improve as net interest income after provision for loan losses increased by $2.6 million or 27.5%, and $5.2 million or 27.1% for the three and six months ended September 30, 1996, respectively.

NET INTEREST INCOME. Net interest income before provision for loan losses amounted to $13.3 million for the three month period ended September 30, 1996, a $2.7 million or 25.0% increase from the $10.6 million recorded in the comparable prior period. For the six months ended September 30, 1996, net interest income before provision for loan losses amounted to $26.3 million, which represented a $5.2 million or 24.6% increase from the $21.1 million recorded in the comparable 1995 period.

Interest income for the three months ended September 30, 1996, totaled $34.6 million as compared to $29.9 million for the same period in 1995, an increase of $4.7 million or 15.7%. For the six months ended September 30, 1996, interest income increased $9.3 million or 15.7% from $58.9 million for the comparable period in 1995. The increases were primarily the result of an increase in average interest-earning assets of $231.0 million or 14.7% and $219.5 million or 14.2% for the three and six months ended September 30, 1996 compared to the three and six months ended September 30, 1995, respectively. Additionally, the yield earned on average interest-earning assets increased by 6 and 10 basis points during the same three and six month periods, respectively.

Interest expense for the three and six months ended September 30, 1996, totaled $21.3 million and $41.8 million, respectively, an increase of $2.1 million or 10.6% and $4.1 million or 10.7% over the comparable 1995 periods. The increases in interest expense were attributable to higher average interest-bearing liabilities at September 30, 1996, relative to the comparable periods in 1995, which more than offset the reduction in the Company's cost of funds for the three and six month periods. The increase in average interest-bearing liabilities was $291.6 million or 20.0% and $277.8 million or 19.4% for the three and six months ended September 30, 1996, respectively, over the comparable 1995 periods. The average interest rate paid thereon declined 41 and 39 basis points over the respective three and six month periods.

PROVISION FOR LOAN LOSSES. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three and six months ended September 30, 1996, the provision for loan losses amounted to $1.0 million and $2.0 million, respectively, an increase of $10,000 over the same periods in 1995.

Consistent with its long-term goals, the Company intends to continue to increase its originations and/or participations of commercial (commercial real estate and commercial business) loans. Commercial loans, while typically having a higher yield, entail different risks when compared to residential lending because such loans typically involve larger loan balances to single borrowers and because the payment experience on such loans is dependent on the successful operation of the project or the borrower's business. The Company attempts to mitigate its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance that can be analyzed, requiring conservative debt coverage ratios and continually monitoring the operation and physical condition of the collateral.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

NON-INTEREST INCOME. Total non-interest income amounted to $4.2 million and $8.4 million for the three and six months ended September 30, 1996, an increase of $2.3 million and $5.3 million over the comparable 1995 periods, respectively. The increases during both periods were primarily due to the additional mortgage banking income earned in 1996 that was attributable to the previously announced mortgage banking acquisitions. Mortgage banking income more than tripled to $3.5 million and $6.7 million for the three and six month periods ended September 30, 1996, from the prior comparable periods.

NON-INTEREST EXPENSES. Non-interest expenses totaled $16.0 million and $27.5 million for the three and six months ended September 30, 1996, as compared to $6.5 million and $12.9 million for the same periods in 1995. Included in the current year amounts is the $4.8 million one time SAIF special assessment. Exclusive of the special assessment, non-interest expenses increased by $4.7 million or 72.2% and $9.8 million or 76.1% over the same periods in 1995.
The primary reason for the Company's increased non-interest expenses in 1996 was the additional costs incurred from the Company's three acquisitions and the opening of three new business centers. Compensation and employee benefits increases by $2.3 million or 70.1% and $4.7 million or 74.0% for the three and six months ended September 30, 1996, due to the addition of approximately 200 acquisition related and new business center full time equivalent personnel, additional employee benefit plan expenses and general salary increases. Amortization of goodwill related to the acquisitions generated an additional $900,000 and $1.6 million of expense for the three and six months ended September 30, 1996, respectively. Other operating expenses increased primarily due to the acquisitions, and costs associated with new products and business center openings.

INCOME TAXES. For the three and six months ended September 30, 1996, the Company recorded tax benefits of $3.6 million and $2.2 million. The tax benefits were attributable to new legislation which eliminated the need for $3.8 million of tax bad debt reserves and the $1.7 million tax effect of the aforementioned SAIF premium. Exclusive of the tax bad debt recapture and SAIF premium, income tax expense would have totaled $1.9 million and $3.3 million for the three and six months ended September 30, 1996, respectively, with the effective tax rates calculated at 35.0% and 33.1%, respectively. For the three and six months ended September 30, 1995, income tax expense amounted to $2.0 million and $3.5 million, respectively, with the effective tax rates calculated at 39.0% and 37.8%, respectively. Differences between the effective and statutory rates for the periods ended September 30, 1996 and 1995 are due to items that are either non-taxable or non-deductible.

CAPITAL RESOURCES. The Office of Thrift Supervision ("OTS") regulations require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At September 30, 1996, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at September 30, 1996.



                                     TANGIBLE         CORE    RISK-BASED
                                      CAPITAL       CAPITAL     CAPITAL
                                     ---------      -------   ----------

Total Regulatory Capital              $124,432      $124,432    $136,100
Minimum Required Regulatory Capital     28,553        57,106      71,146
                                     ---------      --------  ----------
Excess Regulatory Capital            $  95,879      $ 67,326     $64,450
                                     =========      ========  ==========

Regulatory Capital as a
   Percentage of Assets (1)             6.54%          6.54%    15.25%

Minimum Capital Required as a
   Percentage of Assets                 1.50           3.00      8.00

Excess Regulatory Capital as a
   Percentage of Assets                 5.04%          3.54%     7.25%


(1) Tangible and core capital are computed as a percentage of adjusted total assets of $1.9 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $889 million.

LIQUIDITY. The Company is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's liquidity ratio and short-term liquid asset ratio as of September 30, 1996, was 6.0% and 3.8%, respectively.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Not Applicable

          (b) A report on Form 8-K was filed on July 31, 1996 to announce that the Company's Board of Directors had declared a two-for-one stock split on the Company's common stock, to be effective on September 6, 1996 to shareholders of record at the close of business on August 9, 1996.

               A report on Form 8-K was filed on August 21, 1996, to announce that the Company had changed its name to ML Bancorp, Inc., effective August 21, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                         ML BANCORP, INC.



Date: November 4, 1996




/s/  Brian M. Hartline
----------------------
Brian M. Hartline
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)