Form 10-Q
period 1996-12-31
ML BANCORP INC
filed 1997-02-06
CIK 920616

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended ...........................December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ................ to ................

                        COMMISSION FILE NUMBER:  0-24358

                                ML BANCORP, INC.
             (Exact name of registrant as specified in its charter)
    Pennsylvania                                               23-2752439
    ---------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                 Identification Number)

    Two Aldwyn Center
    Villanova, Pennsylvania                                         19085
    ---------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

             (Registrant's telephone number, including area code:)
                                 (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X             No
                                          -----------           -------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          As of January 24, 1997, there were 14,547,600 shares issued and 11,471,810 shares outstanding of the Registrant's Common Stock.

                                ML BANCORP, INC.

                               TABLE OF CONTENTS


Item
No.
----
PART I - CONSOLIDATED FINANCIAL INFORMATION

1        CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         December 31, (unaudited) and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .     1

         Consolidated Statements of Operations for the Three and Nine Months
         Ended December 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Cash Flows for the Three and Nine Months
         Ended December 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Notes to Consolidated Financial Statements (unaudited)...... . . . . . . . . . . . . . . . .     5

2        Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

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

3        Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

4        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .    13

5        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

6        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31 and March 31, 1996
(in thousands, except share and per share data)

=======================================================================================================================
                                                                                                 (Unaudited)
                                                                                    DECEMBER 31,            March 31,
ASSETS                                                                                  1996                  1996
-----------------------------------------------------------------------------------------------------------------------
Cash (including interest-bearing deposits of $16,370 and $11,283
  at December 31 and March 31, 1996, respectively)                                $        42,173              23,323
Assets available for sale:
  Securities                                                                              510,771             469,321
  Loans                                                                                    92,317              95,033
Investments (market value $30,171 and $24,946
  at December 31 and March 31, 1996, respectively)                                         30,334              24,942
Mortgage-related securities (market value $386,401 and $401,231
  at December 31 and March 31, 1996, respectively)                                        387,696             404,150
Loans receivable, net of allowance for loan loss ($16,894 and $13,124
  at December 31 and March 31, 1996, respectively)                                        721,363             691,791
Accrued income receivable                                                                  11,811              12,085
Other real estate owned, net                                                                1,674               2,043
Premises and equipment, at cost less accumulated depreciation
  ($15,966 and $13,774 at December 31 and March 31, 1996, respectively)                    17,409              14,343
Mortgage servicing rights                                                                  49,696              21,865
Goodwill and other intangible assets                                                        3,501               3,499
Other assets                                                                                6,346               3,417
----------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $     1,875,091           1,765,812
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

Deposits                                                                          $       833,822             830,997
Advances from Federal Home Loan Bank                                                      349,560             376,013
Securities sold under agreements to repurchase                                            529,401             402,212
Advance payments by borrowers for taxes and insurance                                       4,706               3,533
Other liabilities                                                                          16,439              12,720
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       1,733,928           1,625,475
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
    no shares issued and outstanding                                                            -                   -
  Common stock, $.01 par value, authorized 30,000,000 shares;
    14,547,600 shares issued                                                                   73                  73
  Additional paid-in capital                                                               96,907              95,977
  Common stock acquired by stock benefit plans                                             (7,675)             (8,888)
  Treasury stock, at cost; 2,884,090 and 2,053,800 shares
    at December 31 and March 31, 1996, respectively                                       (31,090)            (20,531)
  Unrealized gain on securities available for sale                                          2,138                 120
  Retained earnings                                                                        80,810              73,586
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                141,163             140,337
----------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $     1,875,091           1,765,812
======================================================================================================================

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended December 31, 1996 and 1995
(in thousands, except share and per share data)

=============================================================================================================================
                                                                                                (Unaudited)
                                                                              Three months                 Nine months
                                                                           ended December 31,           ended December 31,
                                                                      -------------------------      ------------------------
                                                                          1996           1995           1996          1995
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                              $       16,685      13,706        48,637         38,630
  Mortgage-related and investment securities                                  7,332       8,022        21,985         25,893
  Assets available for sale                                                  11,175       7,857        32,426         23,676
  Interest-bearing deposits                                                     134         121           410            389
-----------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                  35,326      29,706       103,458         88,588
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                    8,046       8,024        24,391         23,236
  FHLB advances                                                               5,615       5,760        19,082         16,722
  Borrowings and other                                                        7,758       5,315        19,743         16,885
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                 21,419      19,099        63,216         56,843
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                          13,907      10,607        40,242         31,745
Provision for loan losses                                                     2,300       1,000         4,310          3,000
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          11,607       9,607        35,932         28,745
Non-interest income:
  Retail fees and charges                                                       458         384         1,305          1,211
  Mortgage banking operations                                                 2,573       1,112         9,270          2,915
  Net gain (loss) on:
    Sales of securities available for sale                                     (158)       (100)         (144)          (103)
    Other real estate activities                                                274          72           600             63
  Rental income                                                                 127         140           435            444
  Other                                                                          37         159           195            303
-----------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                               3,311       1,755        11,661          4,833
-----------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
  Compensation and employee benefits                                 $        4,790       3,128        15,863          9,490
  Advertising                                                                   424         467         1,649          1,362
  Data processing                                                               436         415         1,290          1,073
  Federal insurance premiums                                                    393         458         6,104          1,156
  Amortization of goodwill and other intangible assets                          997         297         3,793            754
  Net occupancy costs                                                         1,586       1,015         4,414          2,803
  Professional fees                                                             210         145           600            532
  Other                                                                       1,269         732         3,930          2,400
-----------------------------------------------------------------------------------------------------------------------------
      Total non-interest expenses                                            10,105       6,657        37,643         19,570
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    4,813       4,705         9,950         14,008
Income taxes                                                                  1,784       1,641          (424)         5,153
-----------------------------------------------------------------------------------------------------------------------------
      Net income                                                     $        3,029       3,064        10,374          8,855
=============================================================================================================================
Primary earnings per share                                           $         0.27        0.24          0.91           0.69
=============================================================================================================================
Fully diluted earnings per share                                     $         0.27        0.24          0.91           0.69
=============================================================================================================================
Weighted average number of shares-primary                                11,421,036  12,771,214    11,346,811     12,858,490
=============================================================================================================================
Weighted average number of shares-fully diluted                          11,421,036  12,771,214    11,408,793     12,918,592
=============================================================================================================================

ML BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended December 31, 1996 and 1995

(in thousands)

======================================================================================================================
                                                                                                      (Unaudited)
                                                                                                      Nine months
                                                                                                   ended December 31,
                                                                                              ------------------------
                                                                                                 1996           1995
----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                                                                  $    10,374       8,855
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Amortization of:
        Goodwill and other intangible assets                                                  $     3,793         754
        Deferred loan origination fees                                                             (1,498)     (1,684)
        Premiums and discounts                                                                      2,240         474
        Common stock acquired by stock benefit plans                                                2,143       1,725
        Mortgage servicing rights                                                                   5,990       2,403
      Provision for loan losses                                                                     4,310       3,000
      Net (gain) loss on sale of assets available for sale:
        Securities                                                                                    144         103
        Loans                                                                                      (5,647)     (1,029)
      Net (gain) loss on other real estate activities                                                (600)          7
      Depreciation and amortization                                                                 2,041       1,525
      Increase/decrease in:
        Loans available for sale                                                                    8,363     (45,235)
        Accrued income receivable                                                                     274      (1,272)
        Deferred federal income taxes                                                              (3,554)     (1,389)
        Other assets                                                                               (2,929)     (2,013)
        Other liabilities                                                                           6,157      (3,605)
----------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                                21,227     (46,236)
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                   31,601     (37,381)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net increase in loans receivable                                                                (33,587)   (141,092)
  Proceeds from sales of
    FHLB Stock                                                                                     10,668       4,413
    Securities available for sale                                                                 118,072      53,041
  Proceeds from maturities or repayments of:
    Mortgage-related securities                                                                    44,781      40,581
    Securities available for sale                                                                  83,431      58,652
    Investments                                                                                     6,000      30,000
  Purchases of:
    Mortgage-related securities                                                                   (29,735)    (33,116)
    Securities available for sale                                                                (240,798)   (116,608)
    Investments                                                                                   (22,057)    (17,975)
    Mortgage servicing rights                                                                     (33,821)     (9,810)
  Net decrease (increase) in other real estate owned                                                  294        (972)
  Proceeds from other real estate activities                                                        1,878       1,636
  Excess of liabilities assumed over assets acquired                                               (3,795)          -
  Purchases of premises and equipment                                                              (5,107)     (1,901)
----------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                            (103,776)   (133,151)
----------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

ML BANCORP, INC. AND SUBSIDIARIES

(in thousands)

==================================================================================================================
                                                                                            (Unaudited)
                                                                                            Nine months
                                                                                         ended December 31,
                                                                                  --------------------------------
                                                                                    1996                  1995
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                        $     2,825             105,176
  Proceeds from deposits purchased                                                          -              28,925
  Dividends paid                                                                       (3,150)             (2,336)
  Proceeds from securities sold under agreements to repurchase                        162,901             141,000
  Payments of securities sold under agreements to repurchase                          (35,712)           (229,837)
  Proceeds from FHLB advances                                                         100,000             247,098
  Payments of FHLB advances                                                          (126,453)           (104,530)
  Net decrease in advance payments by borrowers for taxes and insurance                 1,173                 814
  Purchase of treasury stock                                                          (10,559)             (9,941)
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                              91,025             176,369
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              18,850               5,837
Cash and cash equivalents:
  Beginning of period                                                                  23,323              20,007
------------------------------------------------------------------------------------------------------------------

  End of period                                                                  $     42,173              25,844
==================================================================================================================

Supplemental disclosure:
  Cash payments for interest                                                     $     62,910              56,678
  Cash payments for income taxes                                                        2,000              11,998
  Transfer of loans receivable into other real estate owned                             1,203                 988
  Deposits acquired in excess of cash received                                              -               1,093
  Transfer of mortgage-related securities to securities
    available for sale                                                                      -              56,828
  Net unrealized gain on securities available for sale                                  2,018               8,294
  Tax effect on securities available for sale                                           1,116               3,289
==================================================================================================================

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the ML Bancorp, Inc. ("Company") Annual Report for the period ended March 31, 1996. The results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

      In July 1996, the Company declared a two-for-one stock split of its common stock. One share for each share held by shareholders of record on August 9, 1996 was distributed on September 6, 1996. All share and per share data have been adjusted for the two-for-one stock split.

(2)   RECENT ACCOUNTING PRONOUNCEMENTS

      In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). This statement encourages the adoption of fair value accounting for stock-based compensation to employees. Further, in the event that fair value accounting is not adopted, SFAS 123 requires pro forma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS 123 became effective for the Company on April 1, 1996.
      The Company has elected not to adopt the fair value accounting provisions of SFAS 123, and will instead provide the required pro forma disclosures, as permitted.

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

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(3)   LOANS RECEIVABLE

      Loans receivable at December 31 and March 31, 1996 consisted of the following (in thousands):

                                                                        DECEMBER 31,                 March 31,
                                                                            1996                       1996
      --------------------------------------------------------------------------------------------------------
      Real estate loans:
         One- to four-family                                           $      330,616                 344,713
         Construction and land:
           Residential                                                         95,254                  91,217
           Commercial                                                          27,513                  34,101
         Commercial real estate                                               114,823                 109,135
         Multi-family                                                          12,549                  11,348
      --------------------------------------------------------------------------------------------------------
      Total real estate loans                                                 580,755                 590,514
      --------------------------------------------------------------------------------------------------------

      Other loans:
         Consumer:
           Home equity and equity lines of credit                             126,766                  98,096
           Other                                                               11,356                  12,158
         Commercial                                                            81,858                  69,647
      --------------------------------------------------------------------------------------------------------
      Total other loans                                                       219,980                 179,901
      --------------------------------------------------------------------------------------------------------
                                                                              800,735                 770,415

      Loans in process (construction loans)                                   (57,746)                (61,389)
      Deferred loan fees                                                       (4,732)                 (4,111)
      Allowance for loan losses                                               (16,894)                (13,124)
      --------------------------------------------------------------------------------------------------------
                                                                       $      721,363                 691,791
      ========================================================================================================



       Activity in the allowance for loan losses for the three and nine months ended December 31, 1996 and 1995 consisted of the following (in thousands):

                                                               Three months ended     Nine months ended
                                                                   December 31,           December 31,
                                                               --------------------   --------------------
                                                                1996        1995        1996       1995
       ---------------------------------------------------------------------------------------------------
       Balance, beginning of period                         $   14,981      10,207      13,124     9,111
       Provision for loan losses                                 2,300       1,000       4,310     2,000
       Charge-offs                                                (418)        (22)       (617)      (63)
       Recoveries                                                   31           6          77       143
       ---------------------------------------------------------------------------------------------------
       Balance, end of period                               $   16,894      11,191      16,894    11,191
       ===================================================================================================

ML BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(4)      DEPOSITS

         The major types of savings deposits by amounts and the percentages of such types to total savings deposits are as follows (in thousands):

                                                              DECEMBER 31, 1996                March 31, 1996
                                                          -------------------------      ------------------------
                                                                            % of                           % of
                                                             AMOUNT        TOTAL            Amount        total
        ---------------------------------------------------------------------------------------------------------
         Noninterest-bearing deposits                    $    112,771       13.52 %     $    81,767        9.84 %
         Money market and NOW accounts                        156,753       18.80           155,115       18.67
         Passbook and statement savings accounts               84,967       10.19            88,011       10.59
        ---------------------------------------------------------------------------------------------------------
                                                              354,491       42.51           324,893       39.10
         Certificates of deposit                              479,331       57.49           506,104       60.90
        ---------------------------------------------------------------------------------------------------------
                                                         $    833,822      100.00 %     $   830,997      100.00 %
        =========================================================================================================

(5)      EARNINGS PER SHARE

         Primary and fully-diluted earnings per share ("EPS") were $0.27 and $0.91 for the three and nine month periods ended December 31, 1996, respectively, and $0.24 and $0.69 for the comparable periods ended December 31, 1995. Per share amounts have been adjusted for the Company's two-for-one stock split in September 1996. Unless anti-dilutive, stock options are considered common stock equivalents and are included in the computation of the weighted average number of shares outstanding using the treasury stock method. The options granted under the Company's 1994 Stock Option Plan were dilutive during the three and nine month periods ended December 31, 1996 and 1995.


(6)      SUBSEQUENT EVENT

         On February 4, 1997, the Company entered into a definitive agreement to acquire Penncore Financial Services Corporation ("Penncore") the holding company for Commonwealth State Bank ("Commonwealth"). Commonwealth is a $138 million, state-chartered bank with two branches in Newtown and Yardley, Bucks County, Pennsylvania. Under the terms of the agreement, Penncore shareholders can receive either $36.56 in cash or 2.5 shares of ML Bancorp, Inc. common stock for each Penncore share owned. The transaction, which has a total value of $14.1 million, will be accounted for as a purchase and is subject to regulatory and Penncore shareholder approvals. When consummated, the transaction is not expected to materially effect the earnings per share and tangible book value of the Company. Penncore has granted the Company an option to purchase, under certain circumstances, Penncore common stock in an amount up to 19.9% of Penncore's outstanding shares, at an exercise price of $24.00 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company's net income for the quarter ended December 31, 1996 was $3.0 million or $0.27 per share, compared to net income of $3.1 million or $0.24 per share for the same quarter in 1995. Net income for the nine month period ended December 31, 1996 was $10.4 million or $0.91 per share, compared to $8.9 million or $0.69 per share for the same nine months in 1995. Per share amounts have been adjusted for the Company's two-for-one stock split, which was distributed on September 6, 1996, to shareholders of record on August 9, 1996.

The Company's earnings for the quarter ended December 31, 1996 were adversely affected by an additional $1.3 million provision for loan losses, related principally to a commercial business client that declared bankruptcy in December 1996 after several financial improprieties were uncovered. Partially offsetting this additional charge was a nonrecurring $500,000 interest income recovery from the disposition of a loan that was previously classified as non-performing. The net after-tax effect on earnings of these two events was a reduction of approximately $0.04 per share on a fully diluted basis for the three and nine months ended December 31, 1996. The aforementioned commercial business client's loans have been classified as nonperforming, and are the primary reason that the Company's nonperforming assets as a percentage of total assets increased to 0.84% at December 31, 1996, compared to 0.59% at March 31, 1996.

Results of operations for the nine month period ended December 31, 1996 were also impacted by $3.8 million of income related to legislation which eliminated the need to recapture tax bad debt reserves, offset by a pre-tax charge of $4.8 million ($3.1 million net of tax) for a one-time Savings Association Insurance Fund ("SAIF") special assessment as part of legislation adopted to recapitalize the SAIF. The net effect of this legislation on earnings was an increase of $0.06 per share for the nine month period.

FINANCIAL CONDITION
CASH AND INVESTMENTS. Cash and investments totaled $72.5 million at December 31, 1996, compared to $48.3 million at March 31, 1996, an increase of $24.2 million, or 50.2%. The primary reason for the increase was investment purchases of $22.1 million, which were offset by securities repayments, sales and maturities of $16.7 million during the period, and an $18.9 million increase in cash.

MORTGAGE-RELATED SECURITIES AND SECURITIES AVAILABLE FOR SALE.
Mortgage-related securities and securities available for sale increased by $25.0 million or 2.9% at December 31, 1996, to $898.5 million from $873.5 million at March 31, 1996. The increase was principally due to $270.5 million in purchases of securities (primarily adjustable rate mortgage-backed securities available for sale), which were partially offset by repayments and securities maturities of $128.2 million and securities sales of $118.1 million.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. Aggregate loans receivable (loans receivable, net and loans available for sale) totaled $813.7 million at December 31, 1996, an increase of $26.9 million or 3.4% from $786.8 million at March 31, 1996 due primarily to a

$29.6 million or 4.3% increase in loans receivable, net, which was partially offset by a $2.7 million or 2.9% decrease in loans available for sale. The main reason for the increase in loans receivable was a $27.9 million or 25.3% increase in consumer loans (primarily home equity loans) and a $12.2 million or 17.5% increase in commercial business loans. These increases more than offset a $14.1 million or 4.1% decline in residential mortgages.

NON-PERFORMING ASSETS. The Company's total non-performing assets increased by $5.4 million or 51.4% from $10.4 million or 0.59% of total assets at March 31, 1996, to $15.8 million or 0.84% of total assets at December 31, 1996. The Company's non-accrual loans were $14.1 million at December 31, 1996, an increase of $5.7 million or 68.3% from March 31, 1996. The increase in the Company's non-performing loans was attributable primarily to four commercial business relationships totaling $8.3 million (the largest of which is $4.3 million), and increases in the residential and consumer loan balances that totaled $1.0 million. Partially offsetting these increases was a reduction in the non-performing construction loan portfolio due to the disposition of a $1.7 million construction loan, in which the Company recovered approximately $500,000 in past due interest.

Included in the Company's nonperforming commercial business loans (one of which was classified as substandard at March 31, 1996) at December 31, 1996, is $4.3 million in loans to a single borrower who declared bankruptcy in December 1996 after several alleged financial improprieties were uncovered. The Company has established a $3.0 million specific reserve for this relationship, and is in the process of investigating legal remedies to recover our outstanding balance. Also included in nonperforming commercial business loans is a $1.7 million loan that became current and therefore performing in January 1997. Exclusive of this relationship, the Company's nonperforming loans total $12.4 million, or 0.66% of total assets at December 31, 1996.

Other real estate owned totaled $1.7 million at December 31, 1996 compared to $2.0 million at March 31, 1996.

At December 31, 1996, the Company's allowance for loan losses amounted to $16.9 million, (which includes $3.5 million of specific allowance on the aforementioned commercial business relationships, and $300,000 of specific allowances on two residential loans) or 119.5% of non-performing loans and 2.0%
of gross loans receivable.   At March 31, 1996, the Company's allowance for
loan losses was $13.1 million (which included $754,000 in specific allowances) or 156.2% of non-performing loans and 1.6% of gross loans receivable. At December 31, 1996, the Company's allowance for loan losses, (net of specific allowances) as a percentage of gross loans excluding nonperforming loans was 1.6%, and was 1.6% at March 31, 1996.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") more than doubled from $21.9 million at March 31, 1996 to $49.7 million at December 31, 1996. The increase was primarily due to $19.1 million of MSRs that were acquired when the Company purchased Philadelphia Mortgage Corporation ("PMC") in the first quarter of fiscal 1997, as well as the purchase of $12.8 million of MSRs and the origination of $1.9 million of MSRs during the period. Partially offsetting those increases was $6.0 million of amortization of MSRs for the nine months ended December 31, 1996.

DEPOSITS.   Deposits totaled $833.8 million at December 31, 1996 compared to
$831.0 million at March 31, 1996. The slight increase was due to a $31.0 million or 37.9% increase in non-interest bearing deposits, which more than offset the $26.8 million or 5.3% decrease in time deposits.

BORROWINGS. Total borrowings increased $100.7 million or 12.9% to $879.0 million at December 31, 1996, compared to $778.2 million at March 31, 1996.
The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms that require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established investment brokerage institution repurchase agreements. At December 31, 1996, the Company had repurchase agreements totaling $529.4 million with a weighted average maturity of approximately 10 months and a weighted average interest rate of 5.53%.

FHLB advances totaled $349.6 million with a weighted average maturity of approximately 30 months and a weighted average interest rate of 6.22% at December 31, 1996.

EQUITY. At December 31, 1996, total stockholders' equity was $141.2 million or 7.5% of total assets, an increase of $826,000 or 0.6% over stockholders' equity at March 31, 1996 which was $140.3 million or 7.9% of total assets. The slight increase in equity was due primarily to net income of $10.4 million, a $2.0 million net of tax increase in the unrealized gain related to assets available for sale and amortization related to stock benefit plans of $1.2 million, which was partially offset by $10.6 million in treasury stock purchases and $3.1 million of dividends paid.

RESULTS OF OPERATIONS
NET INCOME. The Company's net income for the three months ended December 31, 1996 was $3.0 million or $0.27 per share, compared to $3.1 million or $0.24 per share in the comparable prior period. For the nine months ended December 31, 1996, net income totaled $10.4 million or $0.91 per share, an increase of $1.5 million or 17.2% over the prior comparable period.

NET INTEREST INCOME. Net interest income before provision for loan losses amounted to $13.9 million for the three months ended December 31, 1996, a $3.3 million or 31.1% increase from the $10.6 million recorded in the comparable prior period. For the nine months ended December 31, 1996, net interest income before the provision for loan losses amounted to $40.2 million, which represented a $8.5 million or 26.8% increase from the $31.7 million recorded in the comparable 1995 period.

Interest income for the three months ended December 31, 1996 totaled $35.3 million as compared to $29.7 million for the same period in 1995, an increase of $5.6 million or 18.9%. For the nine months ended December 31, 1996, interest income increased $14.9 million or 16.8% from $88.6 million for the comparable period in 1995. Included in interest income for the three and nine month results was the previously mentioned $500,000 interest income recovery. Exclusive of the one time recovery, interest income for the three and nine month periods ended December 31, 1996 would have totaled $34.8 million and $103.0 million, respectively, resulting in increases of

$5.1 million or 17.2% and $14.4 million or 16.2% over the respective 1995 periods. The improvements in interest income were primarily the result of an increase in average interest-earning assets of $247.6 million or 16.0% and $230.4 million or 14.9% for the three and nine months ended December 31, 1996 compared to the three and nine months ended December 31, 1995, respectively. Additionally, the yield earned on average interest-earning assets increased by 11 and 12 basis points compared to the same three and nine month periods in 1995. Exclusive of the $500,000 recovery, the yield improved by 9 basis points for the quarter and year to date periods ended December 31, 1996.

Interest expense for the three and nine months ended December 31, 1996 totaled $21.4 million and $63.2 million, respectively, an increase of $2.3 million or 12.1% and $6.4 million or 11.2% over the comparable 1995 periods. The increases in interest expense were attributable to higher average interest-bearing liabilities at December 31, 1996 relative to the comparable periods in 1995, which more than offset the reduction in the Company's cost of funds for the three and nine month periods. The increase in average interest-bearing liabilities was $309.8 million or 21.6% and $289.2 million or 20.2% for the three and nine months ended December 31, 1996, respectively, over the comparable 1995 periods. The average interest rate paid thereon declined 41 and 40 basis points over the respective three and nine month periods in 1995.

PROVISION FOR LOAN LOSSES. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. As previously mentioned, a commercial business client declared bankruptcy in December 1996 and management deemed that an additional $1.3 million of loan loss provisions was necessary to maintain an adequate loan loss allowance within its previously established range to total loans. For the three and nine months ended December 31, 1996, the provision for loan losses amounted to $2.3 million and $4.3 million, respectively, an increase of $1.3 million over the same periods in 1995.

Consistent with its long-term goals, the Company intends to continue to increase its originations and/or participations of commercial (commercial real estate and commercial business) loans. Commercial loans, while typically having a higher yield, entail different risks when compared to residential lending because such loans typically involve larger loan balances to single borrowers and because the payment experience on such loans is dependent on the successful operation of the project or the borrower's business. The Company attempts to mitigate its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance, requiring conservative debt coverage ratios and continually monitoring the operation and physical condition of the collateral.

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

NON-INTEREST INCOME. Total non-interest income amounted to $3.3 million and $11.7 million for the three and nine months ended December 31, 1996, an increase of $1.6 million and $6.8 million over the comparable 1995 periods, respectively. The increases during both periods were primarily due to the additional mortgage banking income earned in 1996 that was attributable to the previously announced mortgage banking acquisitions. Mortgage banking income more than doubled to $2.6 million and $9.3 million for the three and nine month periods ended December 31, 1996 from the prior comparable periods.

NON-INTEREST EXPENSES. Non-interest expenses increased by $3.4 million or 51.8% to $10.1 million for the quarter ended December 31, 1996 over the comparable period in 1995. For the nine months ended December 31, 1996, non-interest expenses totaled $37.6 million as compared to $19.6 million for the same period in 1995. Included in the nine months ended December 31, 1996 is the $4.8 million one time SAIF special assessment. Exclusive of the special assessment, year to date non-interest expenses increased by $13.3 million or 67.8% over the nine months ended December 31, 1995. The primary reason for the Company's increased non-interest expenses in 1996 was the additional costs incurred from the Company's three acquisitions and the opening of eight new business centers. Compensation and employee benefits increased by $1.7 million or 53.1% and $6.4 million or 67.0% for the three and nine months ended December 31, 1996, due to the addition of approximately 170 acquisition related and new business center full time equivalent personnel, additional employee benefit plan expenses and general salary increases. Amortization of goodwill related to these acquisitions totaled $1.0 million and $3.0 million for the three and nine months ended December 31, 1996, respectively. Other operating expenses increased primarily due to business center expansions, costs associated with new products, and the acquisitions.

INCOME TAXES. For the quarter ended December 31, 1996, the Company recorded tax expense of $1.8 million for an effective rate of 37.1%. For the nine months ended December 31, 1996, the Company recorded a tax benefit of $424,000, which was attributable primarily to new legislation which eliminated the need for $3.8 million of tax bad debt reserves, as well as the $1.7 million tax effect of the aforementioned SAIF premium. For the three and nine months ended December 31, 1995, income tax expense amounted to $1.6 million and $5.2 million, respectively, with the effective tax rates calculated at 34.9% and 36.8%, respectively. The increased effective tax rates in the current year are due to the Company's complete utilization of its state net operating loss during the year, thus creating the need for state tax provision. Differences between the effective and statutory rates for the periods ended December 31, 1996 and 1995 are due to items that are either non-taxable or non-deductible.

CAPITAL RESOURCES. The Office of Thrift Supervision ("OTS") regulations require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At December 31, 1996, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at December 31, 1996.

                                                    Tangible                Core                   Risk-Based
                                                    Capital                Capital                   Capital
                                                    -------                -------                   -------
Total Regulatory Capital                             $119,005              $119,005                 $130,038
Minimum Required Regulatory Capital                    28,063                56,179                   70,148
                                                     --------              --------                 --------
Excess Regulatory Capital                             $90,942               $62,826                  $59,890

Regulatory Capital as a
  Percentage of Assets (1)                              6.36%                 6.36%                   14.83%

Minimum Capital Required as a
  Percentage of Assets                                  1.50%                 3.00%                    8.00%
                                                    ---------              --------                 --------

Excess Regulatory Capital as a
  Percentage of Assets                                  4.86%                 3.36%                    6.83%
                                                    =========              ========                 ========



(1) Tangible and core capital are computed as a percentage of adjusted total assets of $1.9 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $877 million.

LIQUIDITY. The Bank is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's liquidity ratio and short-term liquid asset ratio as of December 31, 1996, was 6.8% and 4.5%, respectively.

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


                       ML BANCORP, INC.



Date: January 30, 1997




/s/  Brian M. Hartline
--------------------------------------------------
Brian M. Hartline
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)