Form 10-K405
period 1997-03-31
ML BANCORP INC
filed 1997-06-30
CIK 920616

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997
                                              --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 0-24358
                                                -------

                                ML BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

PENNSYLVANIA                                                       23-2752439
------------                                              -----------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification Number)
or organization)

TWO ALDWYN CENTER
VILLANOVA, PENNSYLVANIA                                             19085
-----------------------                                             -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing prices of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation System as of June 20, 1997 was $195.7 million. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

As of June 20, 1997, there were 14,547,600 shares issued and 11,276,054 shares outstanding of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                                            Where Incorporated
-----------------------------------------                                            ----------------------------------------
1)  1997 Annual Report                                                               Part II - Items 5, 6, 7 and 8;
                                                                                     Part IV - Item 14

2)  Proxy Statement for 1997 Annual Meeting of Stockholders                          Part III - Items 10, 11, 12 and 13

                                ML BANCORP, INC.
                               TABLE OF CONTENTS

                                            PART I
                                            ------

Item 1   Business.............................................................................1

Item 2   Properties..........................................................................36

Item 3   Legal Proceedings...................................................................38

Item 4   Submission of Matters To A Vote of Security Holders.................................38

                                           PART II
                                           -------

Item 5   Market for Registrant's Common
         Equity and Related Stockholder Matters..............................................38

Item 6   Selected Financial Data.............................................................38

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................39

Item 8   Financial Statements & Supplementary Data...........................................39

Item 9   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..............................................................39

                                           PART III
                                           --------

Item 10  Directors and Executive Officers of the Registrant..................................39

Item 11  Executive Compensation..............................................................39

Item 12  Security Ownership of Certain Beneficial Owners and Management......................39

Item 13  Certain Relationships and Related Transactions......................................39

                                           PART IV
                                           -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................40

ITEM 1:  BUSINESS

ML BANCORP, INC.

ML Bancorp, Inc. (the "Company" or "Bancorp") is a Pennsylvania corporation organized in March 1994 by Main Line Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's mutual to stock conversion which occurred on August 11, 1994. At March 31, 1997, the only significant asset of the Company is the capital stock of the Bank. At March 31, 1997, Bancorp had $2.0 billion of total assets, $873.4 million of total customer accounts and $135.7 million of equity.

MAIN LINE BANK

The Bank is a federally-chartered stock savings bank conducting business from its executive offices located in Villanova, Pennsylvania, 24 full service offices located in Bucks, Chester, Delaware and Montgomery counties, Pennsylvania and ten mortgage loan production offices which are located in Delaware, Florida, New Jersey and Pennsylvania. The Bank's market area, which includes the affluent western suburbs of Philadelphia, has experienced reasonable growth in total population and employment in recent years. The Bank's customer accounts are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law. The Bank is endeavoring to become a full service community bank, and offers a wide variety of savings products, real estate loans secured by 1-4 family residential properties, residential construction loans and consumer and small business commercial loans.

On April 1, 1996, the Company completed its acquisition of Philadelphia Mortgage Corporation ("PMC"), a privately-held mortgage banking company.

On February 4, 1997, the Company entered into a definitive agreement to acquire Penncore Financial Services Corporation ("Penncore") the holding company for Commonwealth State Bank ("Commonwealth"). Commonwealth is a $138.0 million, state-chartered bank with two branches in Newtown and Yardley, Bucks County, Pennsylvania. The transaction, which has a total value of $14.1 million, will be accounted for as a purchase and is subject to regulatory and Penncore shareholder approvals.

LENDING ACTIVITIES

GENERAL. The Company's lending operations are organized into four areas: mortgage banking, real estate financing, consumer lending and commercial business lending.

The Company's mortgage banking operation originates single-family residential loans primarily for sale into the secondary market and to a limited degree, for portfolio retention. The bulk of such loans are packaged and sold to either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). A portion of such loans are sold pursuant to commitments to purchase obtained from private investors concurrent with the origination of the loans. During the fiscal years ended March 31, 1997 and 1996, the Company originated $471.1 million and $161.6 million and sold $412.1 million and $134.7 million, respectively, of first mortgage loans. In addition, as of March 31, 1997, the Company services $4.4 billion of loans for others, including $3.6 billion of loans as to which it has purchased mortgage servicing rights ("PMSRs"). See "- Mortgage Banking Activities."

Real estate financing consists of construction lending on residential and commercial properties and commercial and multi-family real estate lending. As of March 31, 1997, commercial/multi-family real estate and total construction loans amounted to $272.0 million or 33.6% of the total loan portfolio, an increase of 10.6% from March 31, 1996.

The Company's involvement in consumer lending has continued to increase as a result of the Company's emphasis on expanding the retail franchise (number of business centers). Consumer loans, which consist primarily of home equity loans, home equity lines of credit and lines of credit amounted to $142.7 million or 17.6% of the total loan portfolio at March 31, 1997, an 29.4% increase from March 31, 1996. The Company has also selectively entered the non-conforming as well as B & C credit consumer markets which only represents an insignificant portion of the total consumer loan portfolio. The development and expansion of a small business lending program was instituted in fiscal 1996 and this line of business has received greater strategic emphasis on fiscal 1997. Small businesses will continue to be an important part of the Bank's growth strategy for the foreseeable future.

In conjunction with the determination to diversify its loan portfolio and develop banking relationships with small and medium-sized businesses in the greater Philadelphia metropolitan area, the Company offers commercial business loans, including lines and letters of credit, equipment loans and term loans. Such loans comprised $84.0 million or 10.4% of the total loan portfolio at March 31, 1997, more than double that of the March 31, 1995 portfolio. The Company expects to continue significant expansion and diversification of this loan portfolio in fiscal 1998 and future years. The commercial business strategy is to provide credit and non-credit services to entities primarily within the Delaware Valley areas (PMSA). In fiscal 1997 the Credit Policy department was expanded to manage the loan risk analysis activities and to provide ongoing credit policy risk management strategies to all the Bank's credit lines of business. The asset workout function of the Company continues under the management of the Company's Chief Credit Policy Officer.

The maximum amount of any loan(s) to one borrower cannot exceed the lesser of $19.6 million or 100% of the Company's regulatory imposed loans-to-one borrower limitation as of March 31, 1997. As of March 31, 1997, the largest loan-to-one-borrower totaled $10.2 million and consisted of one commercial construction loan. These loans are current as to payments of principal and interest and are performing according to the terms of the loan documents as of March 31, 1997.

The Company's primary market area consists of the greater Delaware Valley area
(PMSA) for its retail and commercial business product lines. However, consumer home equity loans/lines can be granted outside the Company's primary market area consistent with the 1-4 family first mortgage line of business. The Company's mortgage banking and commercial real estate lines of business lend to borrowers located outside of this area, but generally within approximately 150 miles of the Company's headquarters. As a strategic initiative the Company has also extended its mortgage banking activities to Southwestern Florida by establishing an office in Naples.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                           March 31,
                                                  ----------------------------------------------------------------------
                                                           1997                      1996                   1995
                                                  -----------------------  ---------------------  ----------------------
                                                  Amount         %          Amount        %        Amount        %
                                                  ------         -          ------        -        ------        -
                                                                    (Dollars in Thousands)
Real estate loans:
   Single-family                                  $310,456       38.37 %    $344,713     44.74 %   $326,029      53.59 %
   Multi-family                                     12,411        1.53        11,348      1.47       10,812       1.78
   Commercial                                      130,017       16.07       109,135     14.17       69,779      11.47
   Construction and land:
        Residential                                 90,618       11.20       110,693     14.37       59,112       9.72
        Commercial                                  38,913        4.81        14,625      1.90       15,891       2.61
                                                  ---------     -------    ----------   -------    ---------   --------
          Total real estate loans                  582,415       71.98       590,514     76.65      481,623      79.17
                                                  ---------     -------    ----------   -------    ---------   --------

Other Loans:
   Consumer:
        Home equity loans and lines of credit      131,699       16.28        92,139     11.96       76,393      12.56
        Other                                       10,990        1.36        18,115      2.35       16,971       2.79
   Commercial loans                                 84,034       10.38        69,647      9.04       33,328       5.48
                                                  ---------     -------    ----------   -------    ---------   --------
        Total other loans                          226,723       28.02       179,901     23.35      126,692      20.83
                                                  ---------     -------    ----------   -------    ---------   --------
          Total loans receivable                  $809,138      100.00 %    $770,415    100.00 %   $608,315     100.00 %
                                                  ---------     =======    ----------   =======    ---------   ========

Less:
   Loans in process (construction and land)         59,916                    61,389                 61,389
   Deferred loan origination fees and discounts      3,954                     4,111                  3,578
   Allowance for loan losses                        14,733                    13,124                  9,111
                                                  ---------                ----------              ---------
                                                    78,603                    78,624                 74,078
                                                  ---------                ----------              ---------
        Total  loans receivable, net              $730,535                  $691,791               $534,237
                                                  =========                ==========              =========


                                                                      March 31,
                                                  ------------------------------------------------
                                                              1994                     1993
                                                  ------------------------  ----------------------
                                                     Amount         %         Amount        %
                                                     ------         -         ------        -
                                                                 (Dollars in Thousands)
Real estate loans:
   Single-family                                     $106,350       36.53 %   $136,630     44.36 %
   Multi-family                                        10,297        3.54       14,871      4.83
   Commercial                                          47,671       16.37       35,381     11.49
   Construction and land:
        Residential                                    33,794       11.61       27,605      8.96
        Commercial                                      2,018        0.69        1,540      0.50
                                                     ---------     -------    ---------  --------
          Total real estate loans                     200,130       68.74      216,027     70.14
                                                     ---------     -------    ---------  --------

Other Loans:
   Consumer:
        Home equity loans and lines of credit          64,417       22.12       66,489     21.59
        Other                                          18,375        6.31       18,383      5.96
   Commercial loans                                     8,238        2.83        7,114      2.31
                                                     ---------     -------    ---------  --------
        Total other loans                              91,030       31.26       91,986     29.86
                                                     ---------     -------    ---------  --------
          Total loans receivable                     $291,160      100.00 %   $308,013    100.00 %
                                                     ---------     =======    ---------  ========

Less:
   Loans in process (construction and land)            45,613                   11,229
   Deferred loan origination fees and discounts         3,578                    2,473
   Allowance for loan losses                            9,111                    7,488
                                                     ---------                ---------
                                                       58,302                   21,190
                                                     ---------                ---------
        Total  loans receivable, net                 $232,858                 $286,823
                                                     =========                =========

CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Company's construction and commercial loans at March 31, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio held to maturity.

                                                                              Real Estate Loans
                                                     ------------------------------------------------------------------------
                                                     Single-       Multi-
                                                      family       family        Commercial      Construction       Total
                                                      ------       ------        ----------      ------------       -----
                                                                               (In Thousands)
Amounts due in:
  One year or less                                         $82           $12              $965         $89,503       $90,562
  After one year through five years                        991           733             3,609          40,028       $45,361
  After five years                                     309,383        11,666           125,443               -       446,492
                                                      --------       -------          --------       ---------      --------

    Total(1)                                          $310,456       $12,411          $130,017        $129,531      $582,415
                                                      ========       =======          ========       =========      ========

Interest rate terms on amounts due after one year:
  Fixed                                                                                                              109,113
  Adjustable                                                                                                         382,752
                                                                                                                    --------
                                                                                                                    $491,865
                                                                                                                    ========




                                                         Consumer       Commercial
                                                          Loans           Loans          Total
                                                          -----           -----          -----
                                                                      (In Thousands)
Amounts due in:
  One year or less                                          $53,275          $25,878     $169,715
  After one year through five years                          24,546           19,258       89,165
  After five years                                           64,868           38,898      550,258
                                                           --------          -------     --------

    Total(1)                                               $142,689          $84,034     $809,138
                                                           ========          =======     ========

Interest rate terms on amounts due after one year:
  Fixed                                                      89,414           36,978      235,505
  Adjustable                                                      -           21,178      403,930
                                                           --------          -------     --------
                                                           $ 89,414          $58,156     $639,435
                                                           ========          =======     ========

------------
(1) Does not include adjustments relating to loans in process, allowance for loan losses and deferred fee income.


Scheduled contractual repayment of loans does not reflect the expected term of the Company's loan portfolio. The expected average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The Company also occasionally purchases whole loans and participation interests therein. During the past few years, the purchases involved the acquisition of residential whole loans. In addition, the Bank is willing to entertain participation from financial institutions within a general market area and where the credit calling is satisfactory to the bank's loan and credit management.

MORTGAGE BANKING ACTIVITIES. Mortgage loan originations are generated through a variety of distribution channels including retail bank business centers, real estate brokers, builders, and a small correspondent network of mortgage brokers and mortgage bankers. The mix of business is 85% retail and 15% wholesale.

The Company originates conventional, FHA-insured and VA -guaranteed government loan production. The vast majority of the product originated by the mortgage banking division qualify as conforming loans which are eligible for sale into the secondary market via agency or private investor relationships. For conventional residential loans, the Company offers a variety of first-time homebuyer loans offering agency and portfolio products for as little as a 3% down payment (FNMA 97) in addition to the Company's own Homeward Bound portfolio product. The conventional financing products combined with the FHA-insured and VA guaranteed product enable the Company to extend home ownership opportunities to a wide range of first time homebuyers. The Mortgage Banking Division also offers alternative financing options through its non-conforming (B through D Paper) loan unit.

The ability of the Mortgage Banking operation to originate loans is dependent in part on prevailing interest rate levels, demographic trends, and the climate of the local economic landscape. For fiscal 1998, the outlook is for low to steady interest rates which are expected to generate adequate homebuying opportunities and ample debt consolidation (refinance) opportunities for most consumers. Other factors affecting origination capabilities include competitive pricing pressures, various strategically aligned controlled business arrangements between realtors and mortgage bankers, and the implementation and utilization of technology.

The Company sells loans originated by it to private investors in the secondary market or to FNMA or FHLMC with servicing rights retained. The Company's mortgage loans sold to others generally are sold in groups through mortgage-related securities issued by FNMA or FHLMC or on a loan-by-loan basis to these agencies or other private investors. All FHA-insured or VA guaranteed mortgages are sold with the servicing rights released to the investor. During the fiscal years ended March 31, 1997, 1996 and 1995, gain on sale of loans resulting from the Mortgage Banking division's origination and sale activities amounted to $7.3 million, $2.1 million, and $87,000, respectively.

The Company currently employs forward commitments, described below, as a hedging technique to protect the value of its mortgage production from "pipeline risk" (the risk created by offering loan applicants agreed upon interest rates for a future closing). The Company will also consider other hedging techniques. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Company as a result of adjustments to the carrying value of loans held for sale or otherwise on sale of loans to the extent that the Company has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Pursuant to Company policy, the Mortgage Banking division cannot have more than $20.0 million of loans which are not covered by purchase commitments.

OTHER MORTGAGE BANKING ACTIVITIES. The Company also purchases from approved mortgage originators single-family residential loans which already have commitments for sale within 90 days in the secondary mortgage market to FNMA, FHLMC, Government National Mortgage Association ("GNMA") or other private investors. The Company generally creates a minimum spread between the cost of funds and the yield on the participation purchased. Company personnel visit the originator under this program to review, among other things, its business organization, management, quality control, funding sources, risk management, loan volume and historical delinquency rate, financial condition, contingent obligations and regulatory compliance. Upon conclusion of such review, the Company establishes a maximum dollar amount of loans which it will be willing to purchase from the mortgage loan originator at any given time. At March 31, 1997, the Company had extended commitments totaling $87.5 million to 10 mortgage loan originators, and had loan participation purchases outstanding of which $30.9 million are included in assets available for sale.


LOAN SERVICING. The Company services residential real estate loans owned by the Company and by others, including FNMA, FHLMC and other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent tax payments, inspecting mortgaged premises, supervising foreclosures and property dispositions and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in mostly non-interest-bearing deposit accounts at the Company. At March 31, 1997, the Company had $39.2 million deposited in such escrow accounts.

The following table presents information regarding the loans serviced by the Company for others at the dates indicated.

                                                              March 31,
                                           -----------------------------------------
                                              1997            1996           1995
                                              ----            ----           ----
                                                        (In Thousands)
Loans originated by the Company and
  serviced for:
    FNMA                                      $86,187         $69,308        $77,942
    FHLMC                                     646,770         594,106        582,000
    Others                                     63,744          69,639         74,562
                                           ----------      ----------     ----------
                                              796,701         733,053        734,504
                                           ----------      ----------     ----------

Purchased mortgage loan servicing
  rights serviced for:
    FNMA                                    1,236,819         723,535        399,155
    FHLMC                                   1,673,200         952,932        546,481
    Others                                    654,888           2,165          2,949
                                           ----------      ----------     ----------
                                            3,564,907       1,678,632        948,585
                                           ----------      ----------     ----------

Total loans serviced for others            $4,361,608      $2,411,685     $1,683,089
                                           ==========      ==========     ==========

The Company receives fees for servicing mortgage loans. Other sources of loan servicing revenues include late charges and other ancillary fees. For fiscal years ended March 31, 1997, 1996 and 1995, the Company earned gross fees from loan servicing of $12.9 million, $6.0 million, and $3.7 million, respectively, which does not take into consideration the amortization of mortgage servicing rights ("MSRs") as shown in the table below. The Company's gross servicing fee income as a percent of interest income and other income was 8.5%, 4.7% and 4.0% for the same respective periods. Servicing fees are collected by the Company out of the monthly mortgage payments made by borrowers.

In recent years, the Company has sought to expand its mortgage servicing portfolio through the acquisition of MSRs. During the fiscal years ended March 31, 1997, 1996 and 1995, the Company paid $32.8 million, $12.0 million and $12.3 million to acquire the servicing rights related to $2.2 billion, $858.4 million and $801.9 million of loans, respectively

The amounts paid to acquire MSRs are capitalized and amortized over the estimated servicing life of the related loans, using a level yield method over the estimated life of the loan. Amortization of MSRs amounted to $8.0 million, $3.7 million and $1.5 million in fiscal years ended March 31, 1997, 1996 and 1995, respectively.


The following table sets forth an analysis of the Company's MSRs during the periods indicated.


                                                     Carrying Value of MSRs
                                                ------------------------------------
                                                      Year ended March 31,
                                                ------------------------------------
                                                 1997          1996         1995
                                                 ----          ----         ----
                                                           (In Thousands)
Amortized cost, beginning of period               $21,865      $12,823       $2,042
Purchases                                          32,780       11,985       12,316
Originated servicing rights                         3,061          760            0
Amortization                                       (7,985)      (3,703)      (1,535)
                                                  -------      --------     --------
Amortized cost, end of period                     $49,721      $21,865      $12,823
                                                  =======      ========     ========


As part of a servicer's responsibilities to investors of certain mortgage-related securities, the Company is required to remit to the investors the scheduled monthly principal and scheduled interest payments on most loans, including those for which no principal and interest payments have been received due to delinquency. At March 31, 1997, the principal amount of loans serviced by the Company for others subject to this condition aggregated $2.3 billion, of which $11.5 million or 0.50% were more than 30 days delinquent. At March 31, 1997, the Company had advanced principal and interest payments of $470,000 with respect to such loans. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC.

CONSUMER LENDING ACTIVITIES. A wide variety of consumer loan products and services are offered to accommodate customer needs within the Company's delineated community. At March 31, 1997, $142.7 million or 17.6% of the Company's total loan portfolio was comprised of consumer loans. Consumer loans are originated through the Company's business centers, customer service department, indirect sources and the mortgage banking division.

The largest component of the consumer loan portfolio is the home equity product which is secured by the underlying equity in the borrower's home or second residence. The home equity product consists of fixed rate amortizing home equity loans and equity lines of credit with variable interest rates floating with changes in the prime rate. The total home equity portfolio amounted to $131.7 million or 16.3% of the Company's total loan portfolio, unused commitments for the equity lines of credit totaled $55.5 million. The Company has introduced alternative financing programs: 80%-100% home equity products and real estate secured B & C Credits. The combined balances of these alternative financing programs totaled $4.7 million at March 31, 1997.

Indirect second mortgages are originated by approved originators and aggregate $26.5 million at March 31, 1997.

The consumer portfolio also contains small business loans. Small business loans are subject to a maximum commitment amount of $300,000. These are classified as other consumer loans on the balance sheet and totaled $15.8 million or 10.2% of the Company's total consumer loan portfolio at March 31, 1997.

The consumer loan department originates education loans which are sold at the commencement of the repayment period to the Student Loan Marketing Association and are underwritten to conform to the standards of the Pennsylvania Higher Education Assistance Agency. At March 31, 1997, the Company had $11.6 million of such loans classified as loans available for sale.

At March 31, 1997, the Company's remaining consumer loan portfolio was comprised of automobile loans, personal loans and other consumer products. The total outstanding for these products was $11.0 million at March 31, 1997.

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

MULTI-FAMILY/COMMERCIAL REAL ESTATE LENDING ACTIVITIES. The Company has maintained an active role in commercial and multi-family lending for many years with the majority of its portfolio secured by properties consisting primarily of owner-occupied, multi-use commercial buildings, apartment buildings and retail operations. The loans are originated for no more than 80% of the appraised market value of the property, generally with a term of between five to ten years, amortization periods of 15 to 25 years and have floating rates of interest set at the Company's prime rate or the Constant Maturing Treasury Rate plus a margin or have fixed interest. With respect to fixed-rate loans, the interest rates on such loans generally are fixed for three to five years at which time they reprice. At March 31, 1997, commercial and multi-family real estate loans totaled $142.4 million or 17.6% of the total loan portfolio, a $21.9 million or 18.2% increase over the prior year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Financial Condition," incorporated by reference in Item 7 hereof. The Company expects to continue its involvement in such lending.

The Company evaluates all aspects of commercial and multi-family residential real estate loan transactions in order to understand and mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the local and regional market, as well as location and physical condition. The Company also generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 115%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. A appraisal report is prepared by either a state-certified or a Member of Appraisal Institute ("MAI") appraiser commissioned or pre-approved by the Company to substantiate property values for every commercial real estate loan transaction. The Company also obtains recourse from the borrower or principals of the borrowers whenever possible.

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

CONSTRUCTION LENDING ACTIVITIES. Substantially all of the construction loans originated by the Company are for the construction of owner-occupied, single-family dwellings in the Company's primary market area. Such loans generally have terms not exceeding 18 months, with the ability of the Company to extend the term up to 12 additional months, have loan-to-value ratios of 80% or less of the appraised market value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Company's prime rate plus a margin. The Company also receives fees upon issuance of the commitment, which generally range from 1.0% to 1.5% of the commitment. The majority of such loans consist of loans to selected local developers with whom the Company is familiar to build single-family dwellings on both a pre-sold or limited speculative basis. However, the Company generally will not allow a developer to have more than one speculative property and one model home at any given time. The developer may qualify for additional speculative units with the contribution of additional equity. The borrower is required to fund at least 25% of the unit cost. All other units must be pre-sold before construction financing on those units commences. Loan proceeds are disbursed in stages or on a line item basis after inspections of the project indicate that such disbursements are for costs already incurred and added to the value of the project. Only interest payments are due during the construction phase and often the loans include a reserve for paying the stated interest due thereon. The Company also will originate construction loans which convert upon the completion of construction to permanent commercial real estate mortgage loans. At March 31, 1997, residential construction loans totaled $90.6 million or 11.2% of the total loan portfolio, a decrease of $20.1 million or 18.1% from March 31, 1996 primarily due to a decrease in lending to local developers. Commercial construction loans totaled $38.9 million or 4.8% of the total loan portfolio, an increase of $24.3 million from March 31, 1996.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the property's value may be insufficient to assure full repayment. The Company believes that these risks are mitigated by its experienced senior lending personnel and its underwriting standards and procedures which focus on the credit quality and cash flow of the sponsors and guarantors.

COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company offers commercial business loans, including working capital lines of credit and term loans to facilitate the financing of inventory, accounts receivable, equipment and real property. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% (if used equipment is pledged) to 100% (if customer accounts at the Company are pledged). Loan terms vary from one year for lines of credit to 10 years for equipment, real property and business acquisition loans. The interest rates on such loans can be fixed or variable. The Company also generally obtains personal guarantees from the principals of the borrowers. At March 31, 1997, commercial business loans amounted to $84.0 million or 10.4% of the total portfolio, as compared to $69.6 million or 9.0% at March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Financial Condition," incorporated by reference in Item 7 hereof.

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

The Company's Asset Workout Group manages the disposition of all real estate owned projects, and other impaired assets that are transferred to that department for resolution. The transfer of a loan to the Asset Workout Group for resolution is made when the normal payment of a loan becomes doubtful and usual methods of collection have been exhausted and/or a loan has to be restructured in a manner that would significantly alter the original terms of the loan beyond what the Company would be willing to accept in a normal situation.

NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets and troubled debt restructurings at the dates indicated.




                                                                              March 31,
                                                    -------------------------------------------------------------
                                                      1997         1996         1995          1994         1993
                                                    ------         ----         ----          ----         ----
                                                                          (Dollars in Thousands)
Non-accruing loans:
   Single-family residential                         $4,451       $4,039       $1,670        $1,521       $2,738
   Construction                                         255        3,275        2,130         2,018        7,311
   Commercial real estate                                 -          526        2,733         1,385        2,689
   Commercial                                         3,408            -            -             -            -
   Consumer                                           1,278          562          224           392          795
                                                    -------      -------       ------       -------      -------
   Total non-accruing loans                           9,392        8,402        6,757         5,316       13,533
                                                    -------      -------       ------       -------      -------

Accruing loans greater than 90 days delinquent            -            -            5            23           43
                                                    -------      -------       ------       -------      -------
   Total non-performing loans                         9,392        8,402        6,762         5,339       13,576
                                                    -------      -------       ------       -------      -------

 Other real estate owned ("OREO")                     1,332        2,043        1,010         3,075        3,404
 Real estate held for development or resale               -            -        1,159         3,949        7,678
                                                    -------      -------       ------       -------      -------
   Total non-performing assets                      $10,724      $10,445       $8,931       $12,363      $24,658
                                                    =======      =======       ======       =======      =======

 Total non-performing loans as a percentage
   of gross loans receivable (1)                       1.10%        1.05%        1.23%         1.77%        4.25%
                                                    =======      =======       ======       =======      =======

 Total non-performing assets
   as a percentage of total assets                     0.55%        0.59%        0.57%         1.23%        3.72%
                                                    =======      =======       ======       =======      =======

----------------

(1) Includes loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The Company's total non-performing assets have declined from $24.7 million or 3.72% of total assets at March 31, 1993 to $10.7 million or 0.55% of total assets at March 31, 1997. During the fiscal year ended March 31, 1997, total non-performing assets increased by $279,000 or 2.7%.

The $4.5 million of non-performing single-family residential loans at March 31, 1997 consisted of 53 loans, the largest of which had a balance of $372,000.

The $3.4 million of the Company's non-performing commercial loans at March 31, 1997 consisted of 4 loans. The largest of these loans had a balance of $1.8 million, and is unsecured.

During fiscal 1997, 1996 and 1995 approximately $583,000, $1.1 million and $642,000 in interest income, respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in such periods according to their original terms and had been outstanding throughout the period or since origination if held for part of the period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and loans greater than 90 days past due and still accruing that was included in income during the same respective periods amounted to approximately $132,000, $96,000 and $227,000.

OTHER CLASSIFIED ASSETS. In addition to the non-performing assets discussed above, at March 31, 1997, the Company had classified for regulatory and internal purposes an additional $13.6 million of assets as "substandard."
Under applicable regulations, substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that an institution will sustain some loss if the deficiencies are not corrected. See generally " - Allowance for Loan Losses." Of the $13.6 million of substandard assets at March 31, 1997 which were not included under non-performing assets, an aggregate of $1.9 million were commercial real estate loans and $6.6 million were commercial business loans.

The $1.9 million of classified commercial real estate loans not included in non-performing assets at March 31, 1997 consisted of seven loans, the largest of which had a balance of $794,000.

The $6.6 million of the Company's classified commercial business loans not included in non-performing assets at March 31, 1997 consisted of twelve loans, of which the largest had a balance of $1.8 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES. An allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                     March 31,
                                                        -------------------------------------------------------------
                                                           1997          1996          1995          1994        1993
                                                           ----          ----          ----          ----        ----
                                                                               (Dollars in Thousands)
Allowance for loan losses, beginning of year            $13,124        $9,111        $7,337        $7,488      $6,996

Charged-off loans:
   Single-family residential                                  -             -             -             -          (7)
   Construction                                            (250)            -        (1,350)         (184)     (1,346)
   Commercial real estate                                     -          (485)         (162)         (584)     (1,241)
   Commercial business                                   (3,000)         (422)            -             -           -
   Consumer and other                                      (541)         (281)         (249)         (550)       (157)
                                                        --------      --------       -------       -------     -------
   Total charged-off loans                               (3,791)       (1,188)       (1,761)       (1,318)     (2,751)
                                                        --------      --------       -------       -------     -------

Recoveries on loans previously charged-off:
   Commercial real estate                                     -           125             -             -           -
   Consumer and other                                        90            56           135            54          74
      Total recoveries                                       90           181           135            54          74

Net loans charged-off                                    (3,701)       (1,007)       (1,626)       (1,264)     (2,677)
Provisions for loan losses                                5,310         4,000         3,400         1,113       3,169
Allowance acquired from Suburban                              -         1,020             -             -           -
                                                        --------      --------       -------       -------     -------
Allowance for loan losses, end of year                  $14,733       $13,124        $9,111        $7,337      $7,488
                                                        ========      ========       =======       =======     =======

Net loans charged-off to average
   interest-earning loans (1)                              0.46%         0.15%         0.39%         0.41%       0.75%
                                                        ========      ========       =======       =======     =======

Allowance for loan losses to gross
   loans receivable (1)                                    1.73%         1.64%         1.56%         2.43%       2.34%
                                                        ========      ========       =======       =======     =======

Allowance for loan losses to non-performing loans        156.86%       156.20%       134.74%       137.50%      55.16%
                                                        ========      ========       =======       =======     =======

Net loans charged-off to allowance for loan losses        25.12%         7.67%        17.85%        17.23%      35.75%
                                                        ========      ========       =======       =======     =======

Recoveries to charge-offs                                  2.37%        15.24%         7.67%         4.10%       2.69%
                                                        ========      ========       =======       =======     =======

----------------

  (1) Gross loans receivable and average interest-earning loans receivable include loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                     March 31,
                                     --------------------------------------------------------------------------
                                              1997                      1996                     1995
                                     -------------------------  -----------------------  ----------------------
                                                % of Loans               % of Loans               % of Loans
                                                 in Each                   in Each                 in Each
                                               Catagory to               Catagory to              Catagory to
                                     Amount    Total Loans      Amount   Total Loans     Amount   Total Loans
                                     ------    -----------      ------   -----------     ------   -----------
Single-family residential              $1,669        38.37 %     $1,564       44.74 %       $595      53.59 %
Multi-family residential                  124         1.53          113        1.47          108       1.78
Construction                            2,214        16.01        3,083       16.27        1,738      12.33
Commercial real estate                  2,870        16.07        2,635       14.17        2,484      11.47
Consumer                                  937        17.64          737       14.31          370      15.35
Commercial business                     2,885        10.38        2,011        9.04          763       5.48
Unallocated                             4,034            -        2,981           -        3,053          -
                                      -------       -------     -------      -------      ------     -------
    Total allowance for loan losses   $14,733       100.00 %    $13,124      100.00 %     $9,111     100.00 %
                                      =======       =======     =======      =======      ======     =======


                                                          March 31,
                                       --------------------------------------------
                                               1994                   1993
                                       ----------------------  --------------------
                                                % of Loans             % of Loans
                                                 in Each                 in Each
                                                Catagory to            Catagory to
                                       Amount   Total Loans   Amount   Total Loans
                                       ------   -----------   ------   ------------
Single-family residential                 $322      36.53 %      $328       44.36 %
Multi-family residential                    26       3.54          37        4.83
Construction                             1,906      12.30         866        9.46
Commercial real estate                   1,342      16.37       1,295       11.49
Consumer                                   384      28.43         398       27.55
Commercial business                        223       2.83         758        2.31
Unallocated                              3,134          -       3,806           -
                                        ------     -------     ------      -------
    Total allowance for loan losses     $7,337     100.00 %    $7,488      100.00 %
                                        ======     =======     ======      =======

MORTGAGE-RELATED SECURITIES AND INVESTMENTS

Mortgage-Related Securities. The Company's mortgage-related securities and investment portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. As set forth in the current Board-approved policy statement, investments in the aggregate cannot exceed 65% of total assets of the Company.

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

Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Company. At March 31, 1997, $574.9 million or 62.4% of the Company's mortgage-related securities were pledged to secure various obligations of the Company. Mortgage-related securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% for residential loans. See "Regulation - The Company - Capital Requirements."

The Company's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Company's intent and ability to hold such securities to maturity at the time of purchase, in accordance with generally accepted accounting principles. The Company's mortgage-backed securities which are classified as available for sale include shorter duration instruments which are used to assist the Company in its management of liquidity and interest rate risk. These securities generally have less price volatility than securities with longer durations. Examples of these securities include adjustable-rate instruments, instruments with balloon payment requirements and instruments with generally higher than current market fixed interest rates. As of March 31, 1997, the Company held an aggregate of $921.2 million or 47.0% of total assets invested in mortgage-related securities, net, of which $385.3 million was held to maturity and $535.9 million was available for sale. The tables below present the Company's mortgage-related securities on the basis of these classifications.

The following table sets forth the composition of the Company's mortgage-related securities that were available for sale at the dates indicated.



                                                    Fair Value at March 31,
                                            ------------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
                                                        (In Thousands)
Mortgage-related securities available
  for sale:
    FHLMC                                   $303,705        $234,800         $203,387
    FNMA                                      80,454         115,518          140,374
    GNMA                                     130,597          40,879            8,801
    Privately issued                          21,185          39,358           21,871
                                            ---------       ---------        ---------

     Total                                  $535,941 (1)    $430,555 (1)     $374,433 (1)
                                            =========       =========        =========

--------------

(1) Includes unrealized losses of $1.3 million and $3.7 million at March 31, 1997 and 1995, respectively, and unrealized gains of $778,000 at March 31, 1996.





The following table sets forth the composition of the Company's mortgage-related securities portfolio held to maturity at the dates indicated.

                                                         Carrying Value at March 31
                                                      -----------------------------------
                                                      1997          1996          1995
                                                      ----          ----          ----
                                                                (In Thousands)
Mortgage-related securities:
  FHLMC                                               $125,205      $149,990     $194,970
  FNMA                                                 124,433       150,286      190,085
  GNMA                                                   7,130         8,397       27,014
  Privately issued                                      19,740         1,785        2,043
                                                      ---------     ---------    ---------
     Total mortgage-related securities                 276,508       310,458      414,112
                                                      ---------     ---------    ---------

Collateralized mortgage obligations                    108,785        93,692       55,108
                                                      ---------     ---------    ---------

     Total mortgage-related securities, net           $385,293      $404,150     $469,220
                                                      =========     =========    =========

     Total market value (1)                           $380,046      $401,231     $453,455
                                                      =========     =========    =========

------------

(1) See Note 4 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.

At March 31, 1997, the contractual maturity of substantially all of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is expected to be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments. At March 31, 1997, of the $385.3 million of mortgage-related securities held to maturity, an aggregate of $342.0 million were secured by fixed-rate mortgage loans and an aggregate of $43.3 million were secured by adjustable-rate mortgage loans. As of such date, of the $535.9 million of mortgage-related securities available for sale, an aggregate of $355.9 million were secured by fixed-rate mortgage loans and an aggregate of $180.0 million were secured by adjustable-rate mortgage loans.

OTHER INVESTMENTS. The following table sets forth certain information relating to the Company's investment portfolio held to maturity at the dates indicated.

                                                                         March 31,
                                        ----------------------------------------------------------------------------
                                                  1997                      1996                        1995
                                        -----------------------   -----------------------    -----------------------
                                        Carrying      Market      Carrying      Market       Carrying      Market
                                          Value        Value        Value        Value         Value        Value
                                          -----        -----        -----        -----         -----        -----
                                                                      (In Thousands)
Federal Home Loan Bank stock              $21,878      $21,878      $18,802       $18,802       $15,997     $15,997

U.S. Government and agency
   obligations and securities               9,935        9,594        6,000         6,004        30,000      29,157

Other securities                              258          258          140           140           166         166
                                          --------     --------     --------      --------      --------    --------

   Total                                  $32,071      $31,730      $24,942       $24,946       $46,163     $45,320
                                          ========     ========     ========      ========      ========    ========


The following table sets forth certain information relating to the Company's equity and other securities portfolio available for sale at the dates indicated.

                                            Fair Value at March 31,
                                       ---------------------------------
                                          1997         1996        1995
                                          ----         ----        ----
                                                (In Thousands)
Equity securities                      $20,010       $6,823      $4,650

U. S. Government agency notes           23,530       17,762      20,286

Asset Management Funds for
  Financial Institutions, Inc.          12,370       11,826      10,951

Trust preferred                          5,974            -           -

Other                                        -        2,355         745
                                       -------      -------     -------

     Total                             $61,884      $38,766     $36,632
                                       =======      =======     =======

--------------

At March 31, 1997, investments in the debt and/or equity securities of any one issuer (other than securities of the U.S. Government and U.S. Government agencies and corporations) did not exceed more than 10.0% of the Company's equity.

SOURCES OF FUNDS

General. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from customer accounts obtained through the Company's business centers. The Company also derives funds from amortization and prepayments of outstanding loans and investments and sales from advances from the FHLB of Pittsburgh. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows as well as sales of investments, are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.

Customer Accounts. The Company's current customer account products include non-interest bearing checking accounts, interest bearing checking accounts, passbook accounts, money market deposit accounts and certificates of deposit ranging in terms from 14 days to 5 years. The Company's customer accounts products also include Individual Retirement Account certificates ("IRA certificates").

The Company's customer accounts are obtained primarily from residents in its primary market area. The Company participates in the regional ATM network known as MAC(R) and the national ATM network known as PLUS(R).

The Company also acquires customer accounts through an intermediary (without cost). At March 31, 1997, the Company's customer accounts originated through an intermediary were $12.5 million with a weighted average cost of 5.12% and an average life of 36 months.

The Company has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

The following table shows the distribution of the Company's customer accounts by type of account as of the dates indicated.


                                                                                  March 31,
                                                 -------------------------------------------------------------------------
                                                           1997                     1996                      1995
                                                 ---------------------     ----------------------    ---------------------
                                                 Amount      Percent       Amount      Percent       Amount     Percent
                                                 ------      -------       ------      -------       -------    -------
                                                                            (Dollars in Thousands)
Passbook and statement  savings accounts           $88,574      10.14 %     $88,011       10.22 %     $94,649      13.64 %
Money market accounts                               93,807      10.74       100,530       11.68        82,055      11.82
Certificates of deposit                            469,073      53.71       506,104       58.78       417,465      60.15
Repurchase agreements with customers                40,549       4.64        30,019        3.49         5,310       0.77
NOW accounts                                        62,518       7.16        54,585        6.34        40,673       5.86
Non-interest-bearing deposits:
  Demand deposits                                   79,651       9.12        49,038        5.70        33,187       4.78
  Other                                             39,185       4.49        32,729        3.79        20,649       2.98
                                                  --------     -------     --------      -------     --------     -------
   Total customer accounts at end of period       $873,357     100.00 %    $861,016      100.00 %    $693,988     100.00 %
                                                  ========     =======     ========      =======     ========     =======


The following table presents, by various interest rate categories, the amount of certificates of deposit at March 31, 1997 and 1996, and the amounts at March 31, 1997 which mature during the periods indicated.

Certificates of Deposit                    March 31,                    Amounts at March 31, 1997 Matur
------------------------              ----------------------  -------------------------------------------------------
                                       1997         1996      One Year     Two Years     Three Years     Thereafter
                                       ----         ----      --------     ---------     ------------    ----------
                                                                        (In Thousands)
4.0% or less                            $2,799      $10,570      $2,799              -              -               -
4.01% to 6.0%                          384,595      352,168     300,738         43,787        $19,027         $21,043
6.01% to 8.0%                           80,077      136,519      32,327          9,429         23,691          14,630
8.01% to 10.0%                           1,602        6,847       1,217            237             60              88
                                      --------     --------    --------        -------        -------         -------
Total certificate accounts            $469,073     $506,104    $337,081        $53,453        $42,778         $35,761
                                      ========     ========    ========        =======        =======         =======


The following table presents the average balance of each customer account type and the average rate paid on each deposit type for the periods indicated.


                                                                          March 31,
                                       -----------------------------------------------------------------------------------
                                                 1997                       1996                         1995
                                       -----------------------    -----------------------     -------------------------
                                       Average      Average       Average      Average        Average        Average
                                       Balance     Rate Paid      Balance     Rate Paid       Balance       Rate Paid
                                       -------     ----------     -------     ---------       -------       ---------
                                                                  (Dollars in Thousands)
Passbook and Statement
  Savings Accounts                       $86,828         2.16 %     $85,578         2.26 %      $115,840           2.38 %

Money Market Accounts                     97,323         3.02        89,229         3.04          87,243           2.69

Certificates of Deposits                 481,154         5.47       456,727         5.76         396,133           4.97

Repurchase agreements
   with customers                         32,890         4.75        13,925         5.54           2,136           4.49

NOW Accounts                              56,614         1.63        48,382         1.73          46,003           1.78

Non-Interest Bearing Deposits            111,417            -        65,494            -          46,448              -
                                        --------         -----     --------         -----       --------           -----

Total Customer Accounts                 $866,226         3.88 %    $759,335         4.29 %      $693,803           3.72 %
                                        ========         =====     ========         =====       ========           =====


The following table sets forth the net savings flows of the Company during the periods indicated.


                                                   Year Ended March 31,
                                             ---------------------------------
                                               1997         1996        1995
                                               ----         ----        ----
                                                      (In Thousands)
Increase (decrease) before interest credit   ($21,204)    $134,795    ($10,917)
Interest credited                              33,545       32,233      25,218
                                             ---------    ---------   ---------
Net savings increase                          $12,341     $167,028     $14,301
                                             =========    =========   =========

The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at March 31, 1997 by time remaining to maturity.

                                                   (Dollars in Thousands)
Three months or less                                       $41,964
Over three months through six months                        11,274
Over six months through 12 months                            8,580
Over 12 months                                               5,198
                                                           -------
                                                           $67,016
                                                           =======



Borrowings. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. In recent years, such advances were primarily used to fund the Company's investment and loan activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations incorporated by reference in Item 7 hereof." At March 31, 1997, the Company had $437.4 million of advances from the FHLB of Pittsburgh. See Note 8 of the Notes to Consolidated Financial Statements incorporated by reference in
Item 8 hereof.

In recent years, the Company entered into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities and generally are short-term (90 days or less) in nature. At March 31, 1997, the Company had $456.3 million of repurchase agreements outstanding. See Note 9 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

                                                       At or for the Year Ended March 31,
                                                  --------------------------------------------
                                                       1997           1996           1995
                                                       ----           ----           -----
                                                               (Dollars In Thousands)
FHLB of Pittsburgh advances:
  Average balance outstanding                        $405,921       $361,128       $320,572
  Maximum amount outstanding at any
    month-end during the period                       537,992        461,946        409,607
  Balance outstanding at end of period                437,418        376,013        319,928
  Weighted average interest rate
    during the period                                    6.00 %         6.31 %         5.64 %
  Weighted average interest rate at
    end of period                                        6.08           6.21           6.36

Repurchase agreements:
  Average balance outstanding                        $444,785       $343,139       $177,735
  Maximum amount outstanding at any
    month-end during the period                       516,646        400,354        394,503
  Balance outstanding at end of period                456,285        372,193        385,303
  Weighted average interest rate
    during the period                                    5.65 %         6.22 %         5.37 %
  Weighted average interest rate at
    end of period                                        5.60           5.65           6.18

Total borrowings
  Average balance outstanding                        $850,706       $704,267       $498,307
  Maximum amount outstanding at any
    month-end during the period                       925,238        755,290        710,541
  Balance outstanding at end of period                893,703        748,206        705,231
  Weighted average interest rate
    during the period                                    5.82 %         6.27 %         5.54 %
  Weighted average interest rate at
    end of period                                        5.83           5.93           6.26

SUBSIDIARIES

The Company maintains subsidiary service corporations in order to conduct the orderly disposition of repossessed assets or conduct operations which complement the Company's business. The Company is not currently involved in any real estate development activities, and does not presently intend to enter into any development projects in the future. At March 31, 1997, the Company's net investment in and advances to its subsidiaries was not significant. A brief description of the activities of the Company's subsidiaries is set forth below.

Main Line Abstract Company. Main Line Abstract Company ("Abstract"), a Pennsylvania corporation and first tier subsidiary of the Company, is a title insurance agency and abstract company, which provides title services primarily to the Company and its customers.

Greene Townes Financial Corporation. Greene Townes Financial Corporation ("Greene Townes"), a first tier subsidiary of the Bank, is a Pennsylvania corporation which holds the stock of Revest II Corporation and Main Line of New Jersey.

Main Line Financial Corporation. Main Line Financial Corporation ("Main Line Financial"), is a Pennsylvania corporation, which, through an unaffiliated intermediary, sells mutual funds.

First ML Corporation. First ML Corporation ("First ML"), a Pennsylvania corporation and a first-tier subsidiary of the Bank, holds the stock of Main Line of Delaware, Inc., a Delaware holding company. At March 31, 1997, the Bank's investment and net advances in First ML amounted to $(40,000).

During the year ended March 31, 1997, Revest I was liquidated due to cessation of the company's operations.

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

In addition, Sections 22(h) and (g) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 1997, the Bank was in compliance with the above restrictions.

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

Insurance of Accounts. The customer accounts of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Pursuant to legislation enacted in September 1996, a one-time fee was paid by all SAIF-insured institutions at the rate of $0.657 per $100 of customer accounts held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured customer accounts as required by law. In September 1996, the Bank recorded a pre-tax accrual of $4.8 million for this assessment, which was subsequently paid in November 1996.

The new legislation also provides for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") administered by the FDIC by 1999 and also requires BIF-insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premiums that will be paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions will pay deposit insurance premiums at the annual rate of 6.4 basis points of their insured customer accounts and BIF-insured institutions will pay deposit insurance premiums at the annual rate of 1.3 basis points of their insured customer accounts towards the payment of interest on the FICO bonds. Under the current risk classification system, institutions are assigned on one of three capital groups which are based solely on the level of an institutions capital--"well capitalized," "adequately capitalized" and "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system under section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from 0 basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including the Bank.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation , order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged customer accounts and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At March 31, 1997, the Bank had no subsidiaries which were engaged in impermissible activities, and therefore did not have a deduction from its capital calculation.

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

OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carry forwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at March 31, 1997.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" incorporated by reference in Item 7 hereof setting forth the Bank's compliance with its capital requirements.


Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, have adopted substantially similar regulations, which became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At March 31, 1999, the Bank was in the "well capitalized" category.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at March 31, 1997, had a liquidity ratio of 6.6%.

QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on it s operations:(i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment for dividends by the institution shall be subject to the pules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At

March 31, 1997, approximately 82.1% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At March 31, 1997, the Bank had $21.9 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time customer accounts. At March 31, 1997, the Bank was in
compliance with applicable requirements.   However, because required reserves
must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Bad Debt Reserves. The Company had previously established a deferred tax liability representing the estimated income taxes payable in the event that the Bank were to convert its charter to that of a commercial bank. Prior to the passage of the Small Business Job Protection Act of 1996 ("the Act") in August of 1996, the Company would have been required to recapture and pay taxes on approximately $17.8 million in bad debt deductions it had previously taken for tax purposes if it were to convert its charter to that of a commercial bank.

Legislation enacted under the Act provided for the Bank to recapture into income only the portion of its tax bad debt reserves as of March 31, 1996 that exceed its base year reserves (i.e.: tax reserves for years beginning before 1988). Under the Act, the amount of the excess base year reserves subject to recapture would be suspended for each of two successive tax years beginning April 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans the Bank made during its six preceding tax years.

The Company had previously established a deferred tax liability to recapture both the base year reserves and the excess base year reserves, in anticipation of changing the Bank's charter to that of a commercial bank. As a result of the signing of the Act, the Company recognized approximately $3.8 million of income due to the reversal of the previously established base year tax bad reserve liability.

The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted to certain distributions. Under the provisions of the Act, the Bank is considered a "large bank" (i.e., a bank that has total assets in excess of $500 million) and may only claim actual charge-offs of loans as tax bad debt deductions for tax years beginning after December 31, 1995.

Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) privately activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (I) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and beginning before January 1, 1996, the Company is also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year over $2.0 million.

Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1992 have been closed for the purpose of examination by the IRS.

State Taxation. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1997 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accept accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. As of March 31, 1997, the Company has net operating loss carryforwards of approximately 300,000 for MTIT tax purposes which will expire March 31, 1998 if not utilized.

Upon conversion to a commercial bank charter, the Bank will no longer be subject to the MTIT, but will become subject to the Pennsylvania Company Shares Tax, which is a tax on an average of the most recent six years net worth of the Bank on January 1 of each year, after exclusion of a portion of certain government securities. The current rate applicable to the Pennsylvania Bank Shares Tax is 1.25%. See Note 11 of the Notes to Consolidated Financial Statements, incorporated herein by reference, for further information regarding taxation.

ITEM 2.  PROPERTIES

At March 31, 1997, the Company conducted business from its executive offices located in Villanova, Pennsylvania and 24 full service offices located in Chester, Delaware and Montgomery Counties, Pennsylvania. See generally Note 14 of the Notes to Consolidated Financial Statements incorporated by reference in
Item 8 hereof.

The following table sets forth certain information with respect to the Company's offices at March 31, 1997.

                                                      Net Book       Amount of
                                                      Value of        Customer
      Description/Address         Leased/Owned        Property        Accounts
     ---------------------       --------------      ----------      ----------
Executive Offices:
------------------

Two Aldwyn Center                     Owned                $4,573              -
Lancaster Avenue and Rt. 320
Villanova, PA  19085

Branch Offices:

1415 Old York Road                 Leased(12)                   8         $7,627
Abington, PA 19001

Two Aldwyn Center                     Owned                               44,899
Lancaster Avenue and Rt. 320
Villanova, PA  19085

44 E. Lancaster Ave.                  Owned                   361         99,912
Ardmore, PA  19003

1770 W. Dekalb Pike                 Leased(1)                  54         24,606
Blue Bell, PA 19422

3001 West Chester Pike                Owned                   419         80,812
Broomall, PA  19008

44 N. Bryn Mawr Ave.                  Owned                   262         55,203
Bryn Mawr, PA  19010

407 Second Ave. (Rt. 29)            Leased(9)                 488          3,188
Collegeville, PA, 19426

MacDade Blvd. & Chester Pike          Owned                   322         37,764
Collingdale, PA 19023

612 Fayette Street                 Leased(14)                  32          6,108
Conshohocken, PA 19428

133 Lancaster Ave.                    Owned                   573         53,889
Devon, PA  19333

Dreshertown Rd. & Limekiln Pike    Leased(13)                  40          6,894
Dresher, PA 19025

5116 State Road                     Leased(3)                  20          7,588
Drexel Hill, PA 19026

                                                                     (Continued)

                                                            Net Book
                                                            Value of       Amount of
        Description/Address             Leased/Owned        Property        Deposits
        -------------------             ------------        --------        --------
Marchwood Shopping Center                Leased(4)                  $20        $24,185
Exton, PA 19341

1140 West Chester Pike                     Owned                    501         26,297
Goshen, PA 19382

Manoa Shopping Center                    Leased(5)                  127         57,768
Havertown, PA 19083

Rt. 309 & Orvilla Rd. (1513 Hilltown     Leased(11)                 636          5,540
Crossings Shopping)
Hilltown, PA 19440

677 DeKalb Pike                          Leased(6)                  700         30,726
King of Prussia, PA 19406

1758 Allentown Rd.                       Leased(10)                 499          6,502
Lansdale, PA 19446

Front and Orange Streets                   Owned                    253         72,291
Media, PA 19063

3557 W. Chester Pike                     Leased(7)                   31         10,174
Newtown Square, PA 19073

49 E. Lancaster Ave.                       Owned                  1,221         24,573
Paoli, PA 19301

1141 Baltimore Pike                      Leased(8)                   50         17,520
Springfield, PA 19064

123 W. Lancaster Ave.                      Owned                    224         62,568
Wayne, PA 19087

33 W. Gay Street                           Owned                    332          8,876
West Chester, PA 19380

Other Administrative Offices:

One Aldwyn Center                          Owned                    929         32,491 (9)
Lancaster Ave. & Rt. 320
Villanova, PA 19085




-----------
(1) Lease expiration date is 06/30/2010; the Company has three five-year renewal options.

(3) Lease expiration date is August 31, 2001; the Company has three three-year renewal options.

         (2) Lease expiration date is September 30, 2001; the Company has two five-year renewal options.

         (4)  Lease expiration date is August 31, 2001.

         (5) Lease expiration date is November 30, 1999; the Company has two five-year renewal options.

         (6) Lease expiration date is March 31, 2002; the Company has one five-year renewal option.

         (7) Lease expiration date is September 30, 1998; the Company has three five-year renewal options.

         (8) Lease expiration date is July 31, 2004; the Company has three five-year renewal options.

         (9) Comprised of custodial accounts associated with the Company's loan servicing for others. See "Loan Lending Activities - Loan Servicing.


         (10) Lease expiration date is August 30, 2011; the Company has three five-year renewal options.

         (11) Lease expiration date is September 30, 2016; the Company has one ten-year renewal option.

         (12) Lease expiration date is August 31, 2011; the Company has one five-year renewal option.

         (13) Lease expiration date is September 30, 2001; the Company has two five-year renewal options.

         (14) Lease expiration date is October 31, 2011; the Company has a fifteen-year and five-year renewal option.



ITEM 3.  LEGAL PROCEEDINGS.

The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required herein is incorporated by reference from page 9 of the Registrant's 1997 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 9 of the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 10 to 18 of the Registrant's 1997 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS.

The information required herein is incorporated by reference from pages 19 to 40 of the Registrant's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required herein is incorporated by reference from pages 5 to 7 of the Registrant's Proxy Statement dated June 13, 1997 ("Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from pages 14 and 15 of the Registrant's Proxy Statement.

PART IV

ITEM 14.         EXHIBITS. LIST AND REPORTS ON FORM 8-K

(a)(1) The Following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                              Description

3.1     Articles of Incorporation of ML Bancorp, Inc. (1)

3.2     Bylaws of ML Bancorp, Inc. (1)

4.1     Specimen Stock Certificate of ML Bancorp, Inc. (1)

4.2     Amended and Restated Declaration of Trust relating to ML
        Capital Trust I, dated as of March 10, 1997, between ML
        Bancorp, Inc. and the trustees named therein.

4.3 Form of Common Securities and form of Capital Securities of ML Capital Trust I (included as exhibits to the Amended and Restated Declaration included as Exhibit 4.2).

4.4 Indenture, dated as of March 10, 1997, between the Company and The Bank of New York, as trustee, relating to Junior
        Subordinated Deferrable Interest Debentures due 2027 of ML
        Bancorp, Inc.

4.5 Form of Junior Subordinated Deferrable Interest Debentures due 2027 of ML Bancorp, Inc. (included as Exhibit A to the
        Indenture included as Exhibit 4.4).

4.6 Series A Capital Securities Guarantee Agreement, dated as of March 10, 1997, relating to the Series A capital Securities of ML Capital Trust I

4.7 Common Securities Guarantee Agreement, dated as of March 10, 1997, relating to the Common Securities of ML Capital Trust I.

10.1    Employee Stock Ownership Plan and Trust of ML Bancorp, Inc. (1)

10.2 Employment Agreements between ML Bancorp, Inc. and Main Line Bank and Dennis S. Marlo (3)

10.3    Form of Employment Agreement between ML Bancorp, Inc. and
        Robert M. Campbell, Jr., Joseph M. Blaston and Brian M.
        Hartline (1)*

10.4    1994 Stock Option Plan (2)*

10.5    1994 Recognition and Retention Plan and Trust Agreement (2)*

*Management contract or compensatory plan or arrangement.

10.6    1997 Stock Option Plan (4)

13 1997 Annual Report to Stockholders specified portion of the Registrant's Annual Report to Stockholders for the year ended March 31, 1997.

21 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the required information

23      Consent of Accountants

27      Financial Data Schedule


---------

(1)Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-76666) filed by the Registrant with the Securities and Exchange Commission on March 18, 1994, as amended.

(2)Incorporated by reference from the Annual Report on Form 10-K for the year ended March 31, 1995 filed by the Registrant with the Securities and Exchange Commission on June 29, 1995.

(3)Incorporated by reference from the Annual Report on Form 10-K for the year ended March 31, 1996 filed by the Registrant with the Securities and Exchange Commission on July 1, 1996.

(4)Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders held on July 25, 1997 filed by the Registrant with the Securities and Exchange Commission on June 17, 1997.

(a)(2) The following documents are filed as part of this Form 10-K and are incorporated herein by reference from the Registrant's 1997 Annual Report.

Independent Auditors' Report.

Consolidated Statements of Operations for each of the years in the three year period ended March 31, 1997

Consolidated Statements of Financial Condition as of March 31, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended March 31, 1997

Consolidated Statements of Cash Flows for each of the years in the three year period ended March 31, 1997

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

                                      MLF BANCORP, INC.



                                      By: /s/ Dennis S. Marlo
                                          --------------------------------------
                                          Dennis S. Marlo
                                          President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Dennis S. Marlo                                                                            June 26, 1997
-----------------------------------------
 Dennis S. Marlo
 President, Chief Executive Officer
   and Director
 (Principal Executive Officer)



 /s/ Brian M. Hartline                                                                          June 26, 1997
-----------------------------------------
 Brian M. Hartline
 Secretary, Treasurer and Chief
  Financial Officer
 (Principal Financial and
   Accounting Officer)

 /s/ John R. Eppinger                                                                           June 26, 1997
-----------------------------------------
 John R. Eppinger
 Chairman of the Board

 /s/ David B. Hastings                                                                         June 26, 1997
-----------------------------------------
 David B. Hastings
 Director




 /s/ John J. Leahy                                                                             June  26, 1997
-----------------------------------------
 John J. Leahy
 Director


 /s/ Henry M. Luedecke                                                                         June 26, 1997
-----------------------------------------
 Henry M. Luedecke
 Director


 /s/ Allan Woolford                                                                            June 26, 1997
-----------------------------------------
 Allan Woolford
 Director