Form 10-Q
period 1997-06-30
ML BANCORP INC
filed 1997-08-13
CIK 920616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended.......................................June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ................ to ......................

                         COMMISSION FILE NUMBER: 0-24358

                                ML BANCORP, INC.
             (Exact name of registrant as specified in its charter)

   Pennsylvania                                                  23-2752439
   ------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                   Identification Number)

   Two Aldwyn Center
   Villanova, Pennsylvania                                            19085
   ------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

              (Registrant's telephone number, including area code:)
                                 (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No
                  -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1997, there were 14,547,600 shares issued and 11,293,054 shares outstanding of the Registrant's Common Stock.

                                ML BANCORP, INC.

                                TABLE OF CONTENTS

Item
No.
---

PART I - CONSOLIDATED FINANCIAL INFORMATION

1        CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         June 30, (unaudited) and March 31, 1997............................  1

         Consolidated Statements of Operations for the Three Months
         Ended June 30, 1997 and 1996 (unaudited) ..........................  2

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 1997 and 1996 (unaudited) ..........................  3

         Notes to Consolidated Financial Statements (unaudited).............  5

2        Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  8

PART II - OTHER INFORMATION


1        Legal Proceedings..................................................  13

2        Changes in Securities .............................................  13

3        Defaults Upon Senior Securities ...................................  13

4        Submission of Matters to a Vote of Security Holders ...............  13

5        Other Information .................................................  13

6        Exhibits and Reports on Form 8-K ..................................  13

ML BANCORP, INC.

Consolidated Statements of Financial Condition

June 30 and March 31, 1997
(in thousands, except share and per share data)

=============================================================================================================================
                                                                                       (Unaudited)
                                                                                        JUNE 30,              March 31,
ASSETS                                                                                    1997                   1997
-----------------------------------------------------------------------------------------------------------------------------
Cash (including interest-bearing deposits of $17,803 and $7,082
      at June 30 and March 31, 1997, respectively)                              $               24,272                17,744
Assets available for sale:
     Securities                                                                                649,396               597,825
     Loans                                                                                     169,718               104,708
Investments (market value $39,582 and $31,730
      at June 30 and March 31, 1997, respectively)                                              39,694                32,071
Mortgage-related securities (market value $371,586 and $380,046
      at June 30 and March 31, 1997, respectively)                                             372,450               385,293
Loans receivable, net of allowance for loan loss ($15,514 and $14,733
      at June 30 and March 31, 1997, respectively)                                             719,858               730,535
Accrued income receivable                                                                       13,628                12,591
Other real estate owned, net                                                                     1,465                 1,332
Premises and equipment, at cost less accumulated depreciation
     ($17,558 and $16,904 at June 30 and March 31, 1997, respectively)                          16,675                16,988
Mortgage servicing rights                                                                       55,146                49,721
Goodwill and other intangible assets                                                             2,494                 2,751
Other assets                                                                                     5,402                 8,288
-----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $            2,070,198             1,959,847
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Customer accounts                                                               $              903,607               873,357
Advances from Federal Home Loan Bank                                                           454,671               437,418
Securities sold under agreements to repurchase                                                 495,599               456,285
Advance payments by borrowers for taxes and insurance                                            4,335                 3,670
Other liabilities                                                                               18,541                 3,413
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            1,876,753             1,774,143
-----------------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation                     50,000                50,000

Stockholders' Equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
         no shares issued and outstanding                                                            -                     -
     Common stock, $.01 par value, authorized 30,000,000 shares;
         14,547,600 shares issued                                                                   73                    73
     Additional paid-in capital                                                                 97,585                97,237
     Common stock acquired by stock benefit plans                                               (6,990)               (7,336)
     Treasury stock, at cost; 3,254,546 and 3,271,046 shares
          at June 30 and March 31, 1997, respectively                                          (37,023)              (37,147)
     Retained earnings                                                                          85,948                83,280
     Unrealized gain (loss) on securities available for sale                                     3,852                  (403)
-----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     143,445               135,704
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities, minority interest in subsidiaries and stockholders' equity   $            2,070,198             1,959,847
=============================================================================================================================

ML BANCORP, INC.

Consolidated Statements of Operations

Three months ended June 30, 1997 and 1996
(in thousands, except share and per share data)

==================================================================================================
                                                                            (Unaudited)
                                                                            Three months
                                                                            ended June 30,
                                                                  --------------------------------
                                                                       1997             1996
--------------------------------------------------------------------------------------------------
Interest income:
     Loans                                                     $           17,222          16,216
     Mortgage-related and investment securities                             6,999           7,393
     Assets available for sale                                             12,419           9,788
     Interest-bearing deposits                                                150             129
--------------------------------------------------------------------------------------------------
         Total interest income                                             36,790          33,526
--------------------------------------------------------------------------------------------------
Interest expense:
     Customer accounts                                                      8,182           8,282
     FHLB advances                                                          6,801           6,420
     Other borrowings                                                       6,364           5,754
--------------------------------------------------------------------------------------------------
         Total interest expense                                            21,347          20,456
--------------------------------------------------------------------------------------------------
Net interest income                                                        15,443          13,070
Provision for loan losses                                                   1,050           1,000
--------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        14,393          12,070
Non-interest income:
     Retail fees and charges                                                  676             413
     Mortgage banking operations                                            3,198           3,172
     Net gain (loss) on:
         Sales of securities available for sale                               154               -
         Other real estate activities                                          65             309
     Rental income                                                            171             171
     Other                                                                     64              99
--------------------------------------------------------------------------------------------------
         Total non-interest income                                          4,328           4,164
--------------------------------------------------------------------------------------------------
Non-interest expenses:
     Compensation and employee benefits                        $            5,779           5,474
     Advertising                                                              371             535
     Data processing                                                          473             415
     Federal insurance premiums                                               132             462
     Amortization of goodwill and other intangible assets                     274           1,619
     Net occupancy costs                                                    1,593           1,422
     Professional fees                                                        607             199
     Minority interest in expense of subsidiaries                           1,247               -
     Other                                                                  1,556           1,433
--------------------------------------------------------------------------------------------------
         Total non-interest expenses                                       12,032          11,559
--------------------------------------------------------------------------------------------------
Income before income taxes                                                  6,689           4,675
Income taxes                                                                2,935           1,430
--------------------------------------------------------------------------------------------------
         Net income                                            $            3,754           3,245
==================================================================================================
Primary earnings per share                                     $             0.34            0.27
==================================================================================================
Fully diluted earnings per share                               $             0.33            0.27
==================================================================================================
Weighted average number of shares-primary                              11,197,005      12,038,604
==================================================================================================
Weighted average number of shares-fully diluted                        11,290,512      12,048,706
==================================================================================================

ML BANCORP, INC.

Consolidated Statements of Cash Flows

Three months ended June 30, 1997 and 1996

(in thousands)

================================================================================================================================
                                                                                                      (Unaudited)
                                                                                                     Three months
                                                                                                    ended June 30,
                                                                                           -------------------------------------
                                                                                                 1997               1996
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
     Net income                                                                          $             3,754              3,245
--------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Amortization of:
                Goodwill and other intangible assets                                     $               274              1,619
                Deferred loan origination fees                                                          (572)              (792)
                Premiums and discounts                                                                   978                801
                Common stock acquired by stock benefit plans                                             694                789
                Mortgage servicing rights                                                              2,005              2,000
            Provision for loan losses                                                                  1,050              1,000
            Net (gain) loss on sale of assets available for sale:
                Securities                                                                              (154)                 -
                Loans                                                                                 (1,600)            (2,212)
            Net (gain) loss on other real estate activities                                              (65)              (309)
            Depreciation and amortization                                                                740                602
            Increase/decrease in:
                Loans available for sale                                                             (63,410)             2,885
                Accrued income receivable                                                             (1,037)              (428)
                Deferred federal income taxes                                                          4,020               (562)
                Other assets                                                                           2,886             (1,628)
                Other liabilities                                                                      8,142               (955)
--------------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                               (46,049)             2,810
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                                     (42,295)             6,055
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net decrease (increase) in loans receivable                                                       9,881            (27,748)
     Proceeds from sales of:
         FHLB stock                                                                                    2,902                687
         Securities available for sale                                                                 5,515                  -
     Proceeds from maturities or repayments of:
         Mortgage-related securities                                                                  12,397             17,905
         Securities available for sale                                                                24,110             38,868
         Investments                                                                                   5,000              6,000
     Purchases of:
         Securities available for sale                                                               (74,354)           (96,600)
         Investments                                                                                 (15,524)           (14,885)
         Mortgage servicing rights                                                                    (7,430)           (22,687)
     Net decrease (increase) in other real estate owned                                                  (34)               552
     Proceeds from other real estate activities                                                          284                126
     Excess of liabilities assumed over assets acquired                                                  (17)            (3,752)
     Purchases of premises and equipment                                                                (427)              (772)
--------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                                (37,697)          (102,306)
--------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

ML BANCORP, INC.

(in thousands)

================================================================================================================================
                                                                                                        (Unaudited)
                                                                                                       Three months
                                                                                                      ended June 30,
                                                                                           -------------------------------------
                                                                                                 1997               1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in customer accounts                                                   $            30,250             11,462
     Dividends paid                                                                                   (1,087)            (1,188)
     Proceeds from securities sold under agreements to repurchase                                    153,476             39,517
     Payments of securities sold under agreements to repurchase                                     (114,162)           (26,248)
     Proceeds from FHLB advances                                                                      27,253            110,801
     Payments of FHLB advances                                                                       (10,000)           (25,000)
     Net decrease in advance payments by borrowers for taxes and insurance                               665              1,481
     Stock options exercised                                                                             125                  -
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                             86,520            110,825
--------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                              6,528             14,574
Cash and cash equivalents:
     Beginning of period                                                                              17,744             23,323
--------------------------------------------------------------------------------------------------------------------------------

     End of period                                                                       $            24,272             37,897
================================================================================================================================

Supplemental disclosure:
     Cash payments for interest                                                          $            20,193             21,114
     Cash payments for income taxes                                                                        -                250
     Transfer of loans receivable into other real estate owned                                           318                 22
     Net unrealized gain (loss) on securities available for sale                                       7,221             (3,136)
     Tax effect on unrealized gain (loss) on securities available for sale                             4,255             (1,192)
================================================================================================================================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the ML Bancorp, Inc. ("Company") Annual Report for the period ended March 31, 1997. The results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

         In July 1996, the Company declared a two-for-one stock split of its common stock. One share for each share held by shareholders of record on August 9, 1996 was distributed on September 6, 1996. All share and per share data have been adjusted for the two-for-one stock split.

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share"
         (EPS). This statement, which supercedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. If this statement would have been in effect for these financial statements, the reported EPS would have been as follows:

                                            For three months ended June 30,
                                      ---------------------------------------
                                            1997                 1996
                                      ------------------   ------------------
Earnings per share:
     Basic                                       $0.36                $0.28
     Diluted                                      0.33                 0.27

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(2)      CONTINUED

         items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will include this new reporting information in its fiscal 1999 consolidated financial statements as required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Is also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will include this new reporting information in its fiscal 1999 consolidated financial statements as required.

(3)      LOANS RECEIVABLE

         Loans receivable at June 30 and March 31, 1997 consisted of the following (in thousands):

                                                            JUNE 30,            March 31,
                                                              1997                1997
----------------------------------------------------------------------------------------------
Real estate loans:
     One- to four-family                             $            299,371             310,456
     Construction and land:
         Residential                                               93,383              90,618
         Commercial                                                29,062              38,913
     Commercial real estate                                       132,456             130,017
     Multi-family                                                  14,523              12,411
----------------------------------------------------------------------------------------------
Total real estate loans                                           568,795             582,415
----------------------------------------------------------------------------------------------

Other loans:
     Consumer:
         Home equity and equity lines of credit                   138,298             131,699
         Other                                                     10,946              10,990
     Commercial                                                    85,090              84,034
----------------------------------------------------------------------------------------------
Total other loans                                                 234,334             226,723
----------------------------------------------------------------------------------------------
                                                                  803,129             809,138

Loans in process (construction loans)                             (64,279)            (59,916)
Deferred loan fees                                                 (3,478)             (3,954)
Allowance for loan losses                                         (15,514)            (14,733)
----------------------------------------------------------------------------------------------
                                                     $            719,858             730,535
==============================================================================================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(3)      CONTINUED

         Activity in the allowance for loan losses for the three months ended June 30, 1997 and 1996 consisted of the following (in thousands):

                                                 Three months ended
                                                      June 30,
                                           -----------------------------
                                               1997            1996
------------------------------------------------------------------------
Balance, beginning of period              $      14,733          13,124
Provision for loan losses                         1,050           1,000
Charge-offs                                        (277)           (108)
Recoveries                                            8              37
------------------------------------------------------------------------
Balance, end of period                    $      15,514          14,053
========================================================================

 (4)     CUSTOMER ACCOUNTS

         The major types of customer accounts by amounts and the percentages of such types to total customer accounts are as follows (in thousands):

                                                           JUNE 30, 1997                           March 31, 1997
                                                ---------------------------------      ---------------------------------
                                                                       % of                                   % of
                                                      AMOUNT           total                     Amount       total
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing accounts                   $     137,164              15.18 %     $         118,836          13.61 %
Money market and NOW accounts                        156,443              17.31                 156,325          17.90
Passbook and statement savings accounts               90,365              10.00                  88,574          10.14
------------------------------------------------------------------------------------------------------------------------
                                                     383,972              42.49                 363,735          41.65
Certificates of deposit                              472,219              52.26                 469,073          53.71
Repurchase agreements with customers                  47,416               5.25                  40,549           4.64
------------------------------------------------------------------------------------------------------------------------
                                               $     903,607             100.00 %     $         873,357         100.00 %
========================================================================================================================


(5)      SUBSEQUENT EVENT

         In August 1997, the Company received approval from its primary regulator, the Office of Thrift Supervision ("OTS"), to repurchase 10% (approximately 1.1 million shares) of its common stock. The Company intends to complete such repurchase no later than eighteen months from the approval date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the quarter ended June 30, 1997 amounted to $3.8 million or $0.33 per fully diluted share, compared to net income of $3.2 million or $0.27 per share for the comparable quarter in 1996.

FINANCIAL CONDITION

CASH AND INVESTMENTS. Cash and Investments increased by $14.2 million or 28.4% from $49.8 million at March 31, 1997 to $64.0 million at June 30, 1997. The increase was primarily attributable to investment purchases of $15.5 million partially offset by $5.0 million of maturities occurring during the quarter.

MORTGAGE-RELATED SECURITIES AND SECURITIES AVAILABLE-FOR-SALE. Mortgage-related securities and securities available-for-sale increased by $38.7 million or 3.9% at June 30, 1997 to $1,021.8 million from $983.1 million at March 31, 1997. This increase is mainly associated with $74.4 million in mortgage-related security purchases partially offset by $36.5 million in repayments.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. Total loans receivable (loans receivable, net and loans available-for-sale) amounted to $889.6 million at June 30, 1997 representing an increase of $54.3 million or 6.5% due primarily to an increase of $65 million or 62.1% in loans available-for-sale, which was partially offset by a reduction in loans receivable, net of $10.7 million or 1.5%. The increase in loans available-for-sale was primarily related to increased residential mortgage warehouse loans while the decline in loans receivable, net was caused by large construction loan paydowns amounting to $11.6 million or 16.7% partially offset by consumer loan growth of $6.9 million or 4.5%.

NONPERFORMING ASSETS. The Company's total nonperforming assets declined by $1.2 million from $10.7 million or 0.55% of total assets at March 31,1997 to $9.5 million or 0.46% of total assets at June 30, 1997. The Company's nonaccrual loans at June 30,1997 amounted to $8.0 million resulting in a decline of $1.4 million or 14.5% from March 31, 1997.

Other real estate owned increased to $1.5 million at June 30, 1997 representing an increase of $133,000 or 10.0% from the March 31, 1997 level of $1.3 million.

At June 30, 1997, the Company's allowance for loan losses amounted to $15.5 million (which included $500,000 of specific reserves for one commercial loan and $100,000 for one residential mortgage project loan) or 193.1 % of nonperforming loans and 1.71% of gross loans receivable. At March 31, 1997, the Company's allowance for loan losses was $14.7 million (which included $500,000 for the commercial loan previously noted and $300,000 for two residential mortgage project loans including the one previously referenced) or 156.9% of nonperforming loans and 1.73% of gross loans receivable.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") increased $5.4 million or 10.9% from $49.7 million at March 31,1997 to $55.1 million at June 30, 1997. The increase was due primarily to the purchase of $6.7 million of MSRs and the origination of $776,000 of MSRs during the quarter. Partially offsetting these increases was $2.0 of amortization of MSRs during the quarter. As a result of management's quarterly analysis, there was no change in the impairment reserve during the quarter.

CUSTOMER ACCOUNTS. Customer accounts amounted to $903.6 million at June 31, 1997 representing an increase of $30.2 million or 3.5 % from the level recorded at March 31, 1997 of $873.4 million. The change was mainly associated with increases in noninterest-bearing accounts of $18.3 million or 15.4% and repurchase agreements with customers of $6.9 million or 16.9%.

BORROWINGS. Total borrowings increased by $56.6 million to $950.3 million at June 30, 1997 as compared to $893.7 at March 31, 1997. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms which require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established brokerage institution repurchase agreements. At June 30, 1997, the Company had repurchase agreements amounting to $495.6 million with a weighted average maturity of approximately 13 months and a weighted average interest rate of 5.74%. FHLB advances totaled $454.7 million at June 30, 1997, with a weighted average maturity of approximately 26 months and a weighted average interest rate of 6.01%.

EQUITY. Total equity amounted to $143.4 million or 6.93% of total assets at June 30, 1997, as compared to $135.7 million or 6.92% at March 31,1997. Total equity increased by $7.7 million during the quarter ended June 30, 1997 primarily as a result of net income of $3.8 million, a $4.3 million net of tax increase in unrealized gains related to securities classified as assets available for sale offset by a $1.1 million cash dividend paid to common stockholders.


RESULTS OF OPERATIONS

NET INCOME. The Company's net income of $3.7 million or $0.33 per fully diluted share for the quarter ended June 30, 1997, amounted to an increase of $509,000 or 15.7% above the $3.2 million recorded in the comparable period of 1996. The improvement in first quarter earnings was primarily the result of a $2.3 million or 19.2% increase in net interest income after the provision for loan losses associated with an increase in interest earning assets and a lower cost of funds attributable to an improved deposit mix and lower rates on borrowed funds. This favorable change was partially offset by higher operating expenses of $473,000 or 4.1% above the prior comparable period due to the continuation of the business center expansion program and the expense related to the issuance of $50.0 million of Trust Preferred securities in March 1997 which were partially offset by lower federal deposit insurance premiums and lower goodwill costs from previous acquisitions.

NET INTEREST INCOME. Net interest income before the provision for loan losses amounted to $15.4 million for the quarter ended June 30, 1997, resulting in an increase of $2.4 million or 18.2 % above the $13.1 recorded in the prior comparable period.

Total interest income of $36.8 million was $3.3 million or 9.7% above the prior comparable period of $33.5 million. This increase was primarily attributable to the growth in average interest-earning assets of $157.9 million or 9.1% and also benefited from an increase of four basis points in the yield on interest-earning assets relative to the quarter ended June 30, 1996.

Total interest expense amounted to $21.3 million representing an increase of $891,000 or 4.4% above the prior comparable period in 1996. The interest expense impact of $138.4 million or 8.3% increase in average interest-bearing liabilities was partially offset by an 18 basis point decrease in the average rate paid for the current quarter over the prior comparable period in 1996. The 18 basis point decline was partly due to an increase in noninterest bearing customer accounts of $23.3 million or 20.8% over the comparable period in 1996.

PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter ended June 30, 1997, the provision for loan losses amounted to $1.1 million.

Consistent with its long-term goals, the Company intends to continue to increase its originations and/or participations of commercial real estate and commercial business loan. Commercial loans, while typically having a higher yield, entail different risks when compared to residential lending because such loans usually involve larger loan balances to single borrowers and because the payment experience on such loans is dependent on the successful operation of the project or the borrower's business. The Company attempts to mitigate risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and continually monitoring the operation and physical condition of the collateral.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of adverse changes in nonperforming loans or for other reasons, which could affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's provision for loan losses and the carrying value of its other nonperforming assets based on their judgments about information available to them at the time of their review.

NONINTEREST INCOME. Total noninterest income of $4.3 million was $164,000 or 3.9% above the prior comparable period in 1996. Retail fees and charges represented the largest increase as the total of $676,000 amounted to an increase of $263,000 or 63.7% due to the larger retail customer base and the higher level of investment product sales. Income from Mortgage Banking operations of $3.2 million, which represents 73.9% of the noninterest income, rose $26,000 or 0.8% above the prior comparable quarter of 1996. A gain on the sale of securities amounted to $154,000 during the current quarter versus no gains or losses during the previous comparable quarter of 1996.

NONINTEREST EXPENSES. Noninterest expense growth of $473,000 or 4.1% above the prior comparable quarter resulted in total expenses of $12.0 for the quarter ended June 30, 1997. Compensation and employee benefits expense increased by $305,000 or 5.6% from the prior comparable period due to annual merit raises and the continuation of the business center expansion program. The net occupancy costs of $1.6 million, which were $171,000 or 12.0% above the first quarter of 1996, were primarily associated with the business center expansion program. The expense related to the Trust Preferred securities amounted to $1.2 million during the quarter as a result of the issuance of ML Capital Trust securities during the last quarter of fiscal 1997. Amortization of goodwill amounted to $274,000 which represented a decline of $1.3 million or 83.1% from the quarter ended June 30, 1996 due to the reduction of goodwill for the Suburban Federal and Philadelphia Mortgage acquisitions and the completion of the goodwill amortization for Hart Mortgage, the Colonial IRA Deposits and the Aldwyn Center buildings. In addition, federal insurance premiums amounted to $132,000 resulting in a $330,000 or 71.4% decline primarily as a result of the reduction of SAIF rates to approximately $0.06 per $100 of deposits from $0.23 per $100 of deposits. Professional fees $607,000 were $408,000 above the prior comparable quarter of 1996 due to legal expenses for a nonperforming loan and an increase in legal expense of $200,000.

INCOME TAXES. Income tax expense totaled $2.9 million for the three months ended June 30, 1997 compared to $1.4 million for the prior comparable period. The increase in income tax expense is attributable to increased pre-tax earnings for the quarter ended June 30, 1997 and additional state income tax expense recorded due to prior year state tax net operating loss carryovers being fully utilized.

CAPITAL RESOURCES. The OTS regulations require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At June 30, 1997, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at June 30, 1997.

                                                            Tangible                 Core               Risk-Based
                                                             Capital                Capital               Capital
                                                          --------------         --------------        --------------
Total Regulatory Capital                                       $120,922               $120,922              $133,112
Minimum Required Regulatory Capital                              30,801                 61,769                78,067
                                                          --------------         --------------        --------------
Excess Regulatory Capital                                       $90,121                $59,153               $55,045

Regulatory Capital as a
   Percentage of Assets (1)                                        5.89%                  5.89%                13.64%

Minimum Capital Required as a
   Percentage of Assets                                            1.50%                  3.00%                 8.00%
                                                          --------------         --------------        --------------

Excess Regulatory Capital as a
   Percentage of Assets                                            4.39%                  2.89%                 5.64%
                                                          ==============         ==============        ==============

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $2.1 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $976 million.

LIQUIDITY. The Bank is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's liquidity ratio and short-term liquid asset ratio as of June 30, 1997, was 6.5% and 4.7%, respectively.

PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Annual Meeting of the Registrant's Shareholders was held on July 25, 1997. The items of business acted upon at the Annual Meeting were (i) the election of one director for a four-year term, (ii) the adoption of the 1997 Stock Option Plan and (iii) the approval of KPMG Peat Marwick, L.L.P. as the Company's independent auditors. The number of votes cast for, against or withheld, as well as the number of abstentions and non-votes as to the nominee for office and/or each matter voted upon was as follows:

              (i)        Election of Director                    For       Withheld
                         --------------------                    ---       --------
                         David B. Hastings                  9,499,089       121,379

              (ii)       Adoption of the 1997                     For       Against      Abstain     Not Voted
                         Stock Option Plan                        ---       -------      -------     ---------
                                                            7,885,806     1,620,813      69,616      1,716,319

              (iii)      Approval of KPMG Peat Marwick
                         L.L.P. as the Company's
                         independent auditors               9,513,157        86,510      20,801      1,672,086

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                         ML BANCORP, INC.



Date: August 14, 1997




/s/  Brian M. Hartline
----------------------
Brian M. Hartline
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)