Form 10-Q
period 1997-09-30
ML BANCORP INC
filed 1997-11-20
CIK 920616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended ...............................September 30, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from............ to ................

                         COMMISSION FILE NUMBER: 0-24358

                                ML BANCORP, INC.
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                          23-2752439
      ----------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)            Identification Number)


      Two Aldwyn Center
      Villanova, Pennsylvania                                    19085
      ----------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

            (Registrant's telephone number, including area code:)
                               (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X        No
                 ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of October 31, 1997, there were 14,547,600 shares issued and 11,865,564 shares outstanding of the Registrant's Common Stock.

                              ML BANCORP, INC.

                              TABLE OF CONTENTS

Item
No.
---

  PART I - CONSOLIDATED FINANCIAL INFORMATION

1   CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition
    September 30, (unaudited) and March 31, 1997................................   1

    Consolidated Statements of Operations for the Three and Six Months
    Ended September 30, 1997 and 1996 (unaudited)...............................   2

    Consolidated Statements of Cash Flows for the Three and Six Months
    Ended September 30, 1997 and 1996 (unaudited) ..............................   3

    Notes to Consolidated Financial Statements (unaudited)......................   5

2   Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................................   8

PART II - OTHER INFORMATION

1   Legal Proceedings...........................................................   14

2   Changes in Securities ......................................................   14

3   Defaults Upon Senior Securities ............................................   14

4   Submission of Matters to a Vote of Security Holders ........................   14

5   Other Information...........................................................   14

6   Exhibits and Reports on Form 8-K ...........................................   14

ML BANCORP, INC.

Consolidated Statements of Financial Condition

September 30 and March 31, 1997
(in thousands, except share and per share data)

===========================================================================================================================
                                                                                          (Unaudited)
                                                                                         SEPTEMBER 30,           March 31,
ASSETS                                                                                       1997                   1997
---------------------------------------------------------------------------------------------------------------------------
Cash (including interest-bearing deposits of $6,275 and $7,082
     at September 30 and March 31, 1997, respectively)                              $         25,514                17,744
Assets available for sale:
     Securities                                                                              745,813               597,825
     Loans                                                                                   207,010               104,708
Investments (market value $57,239 and $31,730
     at September 30 and March 31, 1997, respectively)                                        57,649                32,071
Mortgage-related securities (market value $360,264 and $380,046
     at September 30 and March 31, 1997, respectively)                                       358,630               385,293
Loans receivable, net of allowance for loan loss ($17,758 and $14,733
     at September 30 and March 31, 1997, respectively)                                       815,075               730,535
Accrued income receivable                                                                     14,950                12,591
Other real estate owned, net                                                                   1,607                 1,332
Premises and equipment, at cost less accumulated depreciation
     ($18,588 and $16,904 at September 30 and March 31, 1997, respectively)                   17,564                16,988
Mortgage servicing rights                                                                     55,845                49,721
Goodwill and other intangible assets                                                          10,742                 2,751
Other assets                                                                                   5,385                 8,288
---------------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $      2,315,784             1,959,847
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Customer accounts                                                                   $      1,000,336               873,357
Advances from Federal Home Loan Bank                                                         533,583               437,418
Securities sold under agreements to repurchase                                               553,475               456,285
Advance payments by borrowers for taxes and insurance                                            593                 3,670
Other liabilities                                                                             17,460                 3,413
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                          2,105,447             1,774,143
---------------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation                   50,000                50,000

Stockholders' Equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
         no shares issued and outstanding                                                          -                     -
     Common stock, $.01 par value, authorized 30,000,000 shares;
         14,547,600 shares issued                                                                 73                    73
     Additional paid-in capital                                                               93,133                97,237
     Common stock acquired by stock benefit plans                                             (6,683)               (7,336)
     Treasury stock, at cost; 2,682,033 and 3,271,046 shares
         at September 30 and March 31, 1997, respectively                                    (28,196)              (37,147)
     Retained earnings                                                                        94,315                83,280
     Unrealized gain (loss) on securities available for sale                                   7,695                  (403)
---------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   160,337               135,704
---------------------------------------------------------------------------------------------------------------------------

Total liabilities, minority interest in subsidiaries and stockholders' equity       $      2,315,784             1,959,847
===========================================================================================================================

ML BANCORP, INC.

Consolidated Statements of Operations

Three and six months ended September 30, 1997 and 1996
(in thousands, except share and per share data)

==============================================================================================================================
                                                                        (Unaudited)                       (Unaudited)
                                                                        Three months                       Six months
                                                                     ended September 30,               ended September 30,
                                                              ----------------------------------------------------------------
                                                                    1997            1996             1997             1996
------------------------------------------------------------------------------------------------------------------------------
Interest income:

     Loans                                                    $     18,372          15,736     $      35,594           31,952
     Mortgage-related and investment securities                      7,263           7,247            14,262           14,653
     Assets available for sale                                      13,668          11,476            26,087           21,251
     Interest-bearing deposits                                         188             147               338              276
------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                      39,491          34,606            76,281           68,132
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Customer accounts                                               8,776           8,063            16,958           16,345
     FHLB advances                                                   7,152           7,047            13,953           13,467
     Other borrowings                                                7,215           6,231            13,579           11,985
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                     23,143          21,341            44,490           41,797
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 16,348          13,265            31,791           26,335
Provision for loan losses                                              970           1,010             2,020            2,010
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 15,378          12,255            29,771           24,325
Non-interest income:
     Retail fees and charges                                           681             434             1,357              847
     Mortgage banking operations                                     3,232           3,525             6,430            6,697
     Net gain (loss) on:
         Sales of securities available for sale                        201              14               355               14
         Other real estate activities                                  (56)             17                 9              326
     Rental income                                                     183             137               354              308
     Other                                                             148              59               212              158
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                   4,389           4,186             8,717            8,350
------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
     Compensation and employee benefits                       $      6,776           5,599     $      12,555           11,073
     Advertising                                                       471             690               842            1,225
     Data processing                                                   474             439               947              854
     Federal insurance premiums                                        130           5,249               262            5,711
     Amortization of goodwill and other intangible assets              324           1,177               598            2,796
     Net occupancy costs                                             1,543           1,406             3,136            2,828
     Professional fees                                                 378             191               985              390
     Minority interest in expense of subsidiaries                    1,321               -             2,568                -
     Other                                                           1,604           1,228             3,160            2,661
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expenses                                13,021          15,979            25,053           27,538
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           6,746             462            13,435            5,137
Income taxes                                                         2,678          (3,638)            5,613           (2,208)
------------------------------------------------------------------------------------------------------------------------------
         Net income                                           $      4,068           4,100     $       7,822            7,345
==============================================================================================================================
Primary earnings per share                                    $       0.35            0.35     $        0.69             0.62
==============================================================================================================================
Fully diluted earnings per share                              $       0.35            0.35     $        0.68             0.62
==============================================================================================================================
Weighted average number of shares-primary                       11,475,231      11,798,856        11,355,840       11,833,625
==============================================================================================================================
Weighted average number of shares-fully diluted                 11,623,163      11,874,359        11,570,085       11,932,612
==============================================================================================================================

ML BANCORP, INC.

Consolidated Statements of Cash Flows

Six months ended September 30, 1997 and 1996

(in thousands)

=========================================================================================================================
                                                                                                  (Unaudited)
                                                                                                   Six months
                                                                                               ended September 30,
                                                                                      -----------------------------------
                                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                                                          $         7,822              7,345
-------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Amortization of:
             Goodwill and other intangible assets                                     $           598              2,796
             Deferred loan origination fees                                                    (1,268)            (1,343)
             Premiums and discounts                                                            36,208              1,514
             Common stock acquired by stock benefit plans                                       1,538              1,335
             Mortgage servicing rights                                                          4,235              3,995
         Provision for loan losses                                                              2,020              2,010
         Net (gain) loss on sale of assets available for sale:
             Securities                                                                          (355)               (14)
             Loans                                                                             (3,416)            (4,488)
         Net (gain) loss on other real estate activities                                           (9)              (326)
         Depreciation and amortization                                                          1,529              1,278
         Increase/decrease in net of effects from purchase of Penncore:
             Loans available for sale                                                         (98,886)            21,283
             Accrued income receivable                                                         (2,359)               (53)
             Deferred federal income taxes                                                      5,782               (562)
             Other assets                                                                       2,903             (5,275)
             Other liabilities                                                                  3,025              2,868
-------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                           (48,455)            25,018
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                              (40,633)            32,363
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in loans receivable                                                 (84,810)           (42,222)
  Proceeds from sales of:
      FHLB stock                                                                                5,911              6,513
      Securities available for sale                                                             5,655             38,043
  Proceeds from maturities or repayments of:
      Mortgage-related securities                                                              27,509             32,377
      Securities available for sale                                                            52,996             62,383
      Investments                                                                               5,000              6,000
  Purchases of:
      Mortgage related securities                                                                   -            (19,485)
      Securities available for sale                                                          (191,612)          (187,291)
      Investments                                                                             (74,877)           (18,794)
      Mortgage servicing rights                                                               (10,359)           (25,684)
  Net decrease (increase) in other real estate owned                                              (69)               159
  Proceeds from other real estate activities                                                      284              1,401
  Excess of liabilities assumed over assets acquired                                           (8,589)            (3,750)
  Purchases of premises and equipment                                                          (2,105)            (1,959)
  Payment for purchase of Penncore, net of cash acquired                                         (906)                 -
-------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                        (275,972)          (152,309)
-------------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

ML BANCORP, INC.

(in thousands)

============================================================================================================================
                                                                                                     (Unaudited)
                                                                                                      Six months
                                                                                                  ended September 30,
                                                                                         -----------------------------------
                                                                                                 1997             1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in customer accounts                                                       $    126,979              (23,520)
  Dividends paid                                                                                (2,231)              (2,113)
  Proceeds from securities sold under agreements to repurchase                                 211,357              186,798
  Payments of securities sold under agreements to repurchase                                  (114,167)             (56,483)
  Proceeds from FHLB advances                                                                  123,915               76,258
  Payments of FHLB advances                                                                    (27,750)             (57,000)
  Net decrease in advance payments by borrowers for taxes and insurance                         (3,077)              (2,336)
  Treasury stock issued for purchase                                                             9,224
  Purchase of treasury stock                                                                         -               (7,666)
  Stock options exercised                                                                          125                    -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                      324,375              113,938
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                        7,770               (6,008)
Cash and cash equivalents:
  Beginning of period                                                                           17,744               23,323
----------------------------------------------------------------------------------------------------------------------------
  End of period                                                                           $     25,514               17,315
============================================================================================================================

Supplemental disclosure:
  Cash payments for interest                                                              $     40,269               41,570
  Cash payments for income taxes                                                                 8,600                  500
  Transfer of loans receivable into other real estate owned                                        481                  103
  Net unrealized gain (loss) on securities available for sale                                   13,338               (1,889)
  Tax effect on unrealized gain (loss) on securities available for sale                          8,098                 (718)
============================================================================================================================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the ML Bancorp, Inc. ("Company") Annual Report for the period ended March 31, 1997. The results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

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


                             For three months ended June 30,       For six months ended September 30,
                          ------------------------------------     -----------------------------------
                                1997                 1996               1997               1996
                          ------------------   ---------------     ----------------   ----------------
Earnings per share:
  Basic                              $0.36              $0.28               $0.74              $0.64
  Diluted                             0.33               0.27                0.68               0.62

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

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

(3)      LOANS RECEIVABLE

         Loans receivable at September 30 and March 31, 1997 consisted of the following (in thousands):

                                                                                    SEPTEMBER 30,           March 31,
                                                                                        1997                  1997
----------------------------------------------------------------------------------------------------------------------
Real estate loans:
     One- to four-family                                                          $       304,741             310,456
     Construction and land:
         Residential                                                                      107,289              90,618
         Commercial                                                                        28,639              38,913
     Commercial real estate                                                               191,561             130,017
     Multi-family                                                                          14,646              12,411
----------------------------------------------------------------------------------------------------------------------
Total real estate loans                                                                   646,876             582,415
----------------------------------------------------------------------------------------------------------------------

Other loans:
     Consumer:
         Home equity and equity lines of credit                                           147,018             131,699
         Other                                                                             11,388              10,990
     Commercial                                                                           102,203              84,034
----------------------------------------------------------------------------------------------------------------------
Total other loans                                                                         260,609             226,723
----------------------------------------------------------------------------------------------------------------------
                                                                                          907,485             809,138

Loans in process (construction loans)                                                     (71,059)            (59,916)
Deferred loan fees                                                                         (3,593)             (3,954)
Allowance for loan losses                                                                 (17,758)            (14,733)
----------------------------------------------------------------------------------------------------------------------
                                                                                  $       815,075             730,535
======================================================================================================================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

--------------------------------------------------------------------------------

(3)      CONTINUED

         Activity in the allowance for loan losses for the three months ended September 30, 1997 and 1996 consisted of the following (in thousands):

                                              Three months ended                 Six months ended
                                                 September 30,                      September 30,
                                         ------------------------------   ---------------------------------
                                              1997            1996              1997             1996
-----------------------------------------------------------------------   ---------------------------------
Balance, beginning of period             $      15,514          14,053    $        14,733           13,124
Provision for loan losses                          970           1,010              2,020            2,010
Charge-offs                                       (146)            (91)              (423)            (199)
Recoveries                                           4               0                 12                0
Acquisitions                                     1,416               9              1,416               46
-----------------------------------------------------------------------   ---------------------------------
Balance, end of period                   $      17,758          14,981    $        17,758           14,981
=======================================================================   =================================


(4)      CUSTOMER ACCOUNTS


         The major types of customer accounts by amounts and the percentages of such types to total customer accounts are as follows (in thousands):

                                                               SEPTEMBER 30, 1997                   March 31, 1997
                                                          ----------------------------      -------------------------------
                                                                                % OF                                  % of
                                                                AMOUNT         TOTAL                 Amount          total
----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing accounts                              $    122,724         12.27 %      $       118,836          13.61 %
Money market and NOW accounts                                  180,060         18.00                156,325          17.90
Passbook and statement savings accounts                        156,495         15.64                 88,574          10.14
----------------------------------------------------------------------------------------------------------------------------
                                                               459,279         45.91                363,735          41.65
Certificates of deposit                                        489,971         48.98                469,073          53.71
Repurchase agreements with customers                            51,086          5.11                 40,549           4.64
----------------------------------------------------------------------------------------------------------------------------
                                                          $  1,000,336        100.00 %      $       873,357         100.00 %
============================================================================================================================

                   MANAGEMENT'S DISSCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended September 30, 1997 net income amounted to $4.1 million or $0.35 per fully diluted share, which were equal to net income and earnings per share for the comparable period of fiscal 1996. Net income for the six month period ended September 30, 1997, was $7.8 million or $0.68 per fully diluted share, compared to $7.3 million or $0.62 per fully diluted share for the same six month period of 1996. The acquisition of Penncore Financial Services Corporation, which was closed on September 8, 1997, and was accounted for as a purchase accounting transaction, had no significant impact on net income or earnings per share during the current quarter.

FINANCIAL CONDITION

CASH AND INVESTMENTS. Cash and Investments increased by $33.3 million or 66.9% from $49.8 million at March 31, 1997 to $83.2 million at September 30, 1997. The increase was primarily attributable to investment purchases of $70.5 million partially offset by sales occurring during the recent six month period.

MORTGAGE-RELATED SECURITIES AND MORTGAGE-RELATED, DEBT AND EQUITY SECURITIES AVAILABLE-FOR-SALE. Mortgage-related securities and mortgage-related, debt and equity securities available-for-sale increased by $121.3 million or 12.3% at September 30, 1997 to $1,104.4 million from $983.1 million at March 31, 1997. This increase is mainly associated with $188.0 million in mortgage-related security purchases partially offset by $76.6 million in repayments and maturities.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. Total loans receivable (loans receivable, net and loans available-for-sale) amounted to $1,022.1 million at September 30, 1997 representing an increase of $186.8 million or 22.4% above the March 31, 1997 level. This was due primarily to an increase of $102.3 million or 97.7% in loans available-for-sale and an increase of $84.5 million or 11.6% in loans receivable, net. The increase in loans available-for-sale was primarily related to increased residential mortgage warehouse loans while the increase in loans receivable, net was caused by the addition of $64.3 million related to the Penncore Financial Services acquisition (mainly commercial loans and residential mortgages), core consumer loan growth of $11.8 million and core commercial loan growth of $15.0 million.

NONPERFORMING ASSETS. Total nonperforming assets for the Company declined by $1.0 million from $10.7 million or 0.55% of total assets at March 31,1997 to $9.7 million or 0.42% of total assets at September 30, 1997. The Company's nonperforming loans at September 30,1997 amounted to $8.1 million resulting in a decline of $1.3 million or 13.5% from March 31,1997. Other real estate owned increased to $1.6 million at

September 30, 1997 representing an increase of $275 thousand or 20.7% from the March 31, 1997 level of $1.3 million.

At September 30, 1997, the Company's allowance for loan losses amounted to $17.8 million (which included $500,000 of specific reserves for one commercial loan) or 218.5 % of nonperforming loans and 1.71% of gross loans receivable. At March 31, 1997, the Company's allowance for loan losses was $14.7 million (which included $500,000 for the commercial loan previously noted and $300,000 for two residential mortgage project loans) or 156.9% of nonperforming loans and 1.73% of gross loans receivable.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") increased $6.1 million or 12.3% from $49.7 million at March 31,1997 to $55.8 million at September 30, 1997. The increase was due primarily to the purchase of $8.4 million of MSRs, primarily the People's Heritage portfolio, and the origination of $1.9 of MSRs during the six month period. Partially offsetting these increases was $4.2 of amortization of MSRs during the six month period.

CUSTOMER ACCOUNTS. Customer accounts totaled $1,000.3 million at September 30, 1997 amounting to an increase of $127.0 million or 14.5 % from the level recorded at March 31, 1997 of $873.4 million. The change was almost entirely associated with increases in interest-bearing accounts and repurchase agreements with customers. $95.0 million of the customer account increase was associated with the Penncore acquisition.

BORROWINGS. Total borrowings increased by $193.4 million to $1,087.1 million at September 30, 1997 as compared to $893.7 at March 31, 1997. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms which require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established brokerage institution repurchase agreements. At September 30, 1997, the Company had repurchase agreements amounting to $553.5 million with a weighted average maturity of approximately 17 months and a weighted average interest rate of 5.71%. FHLB advances totaled $533.6 million at September 30, 1997, with a weighted average maturity of approximately 28 months and a weighted average interest rate of 5.94%.

EQUITY. Total equity amounted to $160.3 million or 6.92% of total assets at September 30, 1997, as compared to $135.7 million or 6.92% at March 31,1997. Total equity increased by $24.6 million during the six months ended September 30, 1997 primarily as a result of net income of $7.8 million, an $8.1 million net of tax increase in unrealized gains related to mortgage-related, debt and equity securities classified as assets available for sale and $9.9 million of additional equity associated with the Penncore acquisition. This was partially offset by dividends paid out to shareholders during this period of $2.2 million.

RESULTS OF OPERATIONS

NET INCOME. Net income for the quarter ended September 30, 1997, amounted to $4.1 million or $0.35 per fully diluted share, essentially the same as the results for the comparable period in the previous year which included a net $0.06 per share enhancement related to a recapture of a tax bad debt reserve that was partially offset by a one-time charge associated with a Savings Association Insurance Fund (SAIF) speecial assessment. After adjusting for the net favorable impact of these one-time nonrecurring items, core earnings increased by $668 thousand or 19.6% while earnings per share rose $0.06 or 20.7 % above the second quarter of fiscal 1997. The improvement in the current quarters core earnings was primarily due to an increase in net interest income associated with an increase in interest earning assets and a lower cost of funds attributable to an improved deposit mix and lower rates on borrowed funds. This favorable change was partially offset by a higher level of core operating expenses above the prior comparable period due to the continuation of the business center expansion program and the Trust Preferred minority interest expense which were partially offset by lower federal deposit insurance premiums, exclusive of the special SAIF assessment and lower goodwill costs from previous acquisitions. For the six month period ended September 30, 1997, net income totaled $7.8 million or $.68 per share, an increase of $477 thousand or 6.5% over the prior comparable period.

NET INTEREST INCOME. Net interest income before the provisison for loan losses amounted to $16.3 million for the quarter ended September 30, 1997, resulting in an increase of $3.1 million or 23.2 % above the $13.3 recorded in the prior comparable period. For the six months ended September 30, 1997, net interest income befor the provision for loan losses was $31.8 million, which represented an increase of $5.5 million or 20.7 % above the $26.3 million recorded in the prior comparable period in 1996.

Total interest income for the quarter ended September 30, 1997, of $39.5 million was $4.9 million or 14.1% above the prior comparable period of $34.6 million. For the six months ended September 30, 1997, interest income of $76.3 million was $8.1 million or 12.0% above the $68.1 recorded in the comparable period in 1996. These increases were primarily attributable to the growth in average interest-earning assets of $162.4 million or 8.6% and $230.2 million or 12.4% for the three and six months ended September 30, 1997, compared to the comparable periods ended September 30, 1996, respectively.

Total interest expense for the quarter ended September 30, 1997, amounted to $23.1 million representing an increase of $1.8 million or 8.4% above the prior comparable period in 1996 of $21.3 million. For the six months ended September 30, 1997, interest expense of $44.5 million increased $2.7 million or 6.4% above the comparable six month period of 1996 of $41.8 million. The increases in interest expense were attribitable to higher average interest-bearing liabilities at September 30, 1997, relative to the comparable periods in 1996, which more than offset the reduction in the Company's cost of funds for the three and six month periods. The increase in average interest-bearing liabilities was $188.8 million or 10.8% and $163.6 million or 9.6 % for the three and six months ended September 30, 1997, respectively, over the comparable periods in 1996. The average interest rate paid for interest-bearing liabilities declined by 11 and 14 basis points over the respective three and six month periods.

PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter ended September 30, 1997, the provision for loan losses amounted to $970 thousand.

Consistent with its long-term goals, the Company intends to continue to increase its originations and/or participations of commercial real estate and commercial business loans. Commercial loans, while typically having a higher yield, entail different risks when compared to residential lending because such loans usually involve larger loan balances to single borrowers and because the payment experience on such loans is dependent on the successful operation of the project or the borrower's business. The Company attempts to mitigate risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and continually monitoring the operation and physical condition of the collateral.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of adverse changes in nonperforming loans or for other reasons, which could affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's provision for loan losses and the carrying value of its other nonperforming assets based on their judgements about information available to them at the time of their review.

NONINTEREST INCOME. Total noninterest income amounted to $4.4 million and $8.7 million for the three and six month periods ended September 30, 1997, resulting in increases of $203 thousand or 4.8% and $367 thousand or 4.4% over the prior comparable periods of 1996, respectively. Retail fees and charges were one of the primary reasons for the increases for both periods due to the larger retail customer base and the higher level of investment product sales. Gains on the sale of securities accounted for the remaining increase and amounted to $201 thousand and $355 thousand during the current quarter and the six months ended September 30, 1997, as compared to only $14 thousand for the previous comparable periods of 1996. Income from Mortgage Banking operations of $3.2 million and $6.4 million represented modest declines of $293 thousand and $267 thousand from the comparable prior year periods due to a decline in mortgage originations.

NONINTEREST EXPENSES. Noninterest expenses amounted to $13.0 million and $25.1 million for the three and six months ended September 30, 1997, as compared to $16.0 million and $27.5 million for the prior comparable periods in 1996. If the prior year one-time special SAIF assessment of $4.8 million was excluded, noninterest expenses would have increased by $1.8 million or 16.5% and $2.3 million or 10.2% above the same periods in 1996. Compensation and employee benefits expense increased by $1.2 million or 21.0% and $1.5 million or 13.4 % for the three and six month comparable periods of the prior year due to the continued business center expansion, the addition of Private Banking Division, general merit increases for employees and the Penncore acquisition expenses in the month of September. The Trust Preferred securities expense amounted to $1.3 million and $2.6 million for the current quarter and the six month period resulting from the issuance of the ML Capital Trust securities during the last quarter of fiscal 1997. Net occupancy expenses and other operating costs increased due primarily to the business center expansion as well as new product initiatives. Offsetting the above expense increases were reductions in federal insurance premiums of $349 thousand or 72.9% and $649 thousand or 71.2% from the three and six month prior comparable periods of 1996 due to a reduction of the SAIF rates from $0.23 per $100 of deposits to $0.06 per $100 of deposits. Amortization of goodwill amounted to $324 thousand and $598 thousand for the quarter and six month period representing declines of $853 thousand or 72.5% and $2.2 million or 78.6 % from the comparable periods of 1996 due to the reduction of goodwill for the Suburban Federal and Philadelphia Mortgage acquisitions and the completion of goodwill amortization for Hart Mortgage, the Colonial IRA Deposits and the Aldwyn Center buildings.

INCOME TAXES. Income tax expense totaled $2.7 million or an effective tax rate of 39.7% for the three months ended September 30, 1997 compared to a credit of $3.6 million for the prior comparable period. The tax benefit in 1996 was primarily associated with the recapture of a tax bad debt reserve of $3.8 million. For the six months ended September 30, 1997, income tax expense amounted to $5.6 million or an effective tax rate of 41.8% compared to a credit of $2.2 million for the prior comparable period of 1996 due to the previously mentioned tax bad debt reserve recapture. Differences between the effective and statutory rates for the periods ended September 30, 1997 and 1996 are due to items that are either nontaxable or nondeductible, such as tax-exempt interest income and amortization of goodwill.

CAPITAL RESOURCES. The Office of Thrift Supervision ("OTS") regulators require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At September 30, 1997, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at September 30, 1997:


                                                     Tangible            Core            Risk-Based
                                                      Capital           Capital            Capital
                                                     ----------------------------------------------
Total Regulatory Capital                             $124,785           $124,785           $138,774
Minimum Required Regulatory Capital                    34,315             68,763             89,267
                                                       --------------------------------------------
Excess Regulatory Capital                            $ 90,470           $ 56,022           $ 49,507
                                                       --------------------------------------------

Regulatory Capital as a
  Percentage of Assets (1)                               5.45%              5.45%             12.44%

Minimum Capital Required as a
  Percentage of Assets                                   1.50               3.00               8.00
                          -------------------------------------------------------------------------

Excess Regulatory Capital as a
  Percentage of Assets                                   3.95%              2.45%              4.44%
                                                         ------------------------------------------

(1) Tangible and Core Capital are computed as a percentage of adjusted total assets of $2.3 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.1 billion.

LIQUIDITY. The Company is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's liquidity ratio and short-term liquid asset ratio as of September 30, 1997 was 5.1% and 3.5%, respectively.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Not Applicable

         (b) A report on Form 8-K was filed on September 22, 1997 to announce that the acquisition of Penncore Financial Services Corporation of Bucks County, Pennsylvania was effective at the close of business September 8, 1997. As a result of the acquisition, ML Bankcorp, Inc. will add approximately $130.0 million in assets and $90.0 million in deposits. Commonwealth State Bank, a wholly owned subsidiary of Penncore, will be merged into Main Line Bank, a wholly-owned subsidiary of ML Bancorp, Inc. Penncore shareholders received $36.56 in cash or a combination of cash and common shares of ML Bancorp, Inc. stock for each of their shares.


                A report on Form 8-K was filed on September 23, 1997 to announce that ML Bancorp, Inc. executed a Definitive Agreement on September 18, 1997 to be acquired by Sovereign Bancorp, Inc. of Wyomissing, Pennsylvania. The terms of the agreement call for Sovereign to exchange 1.67 shares of Sovereign common stock for each outstanding share of ML Bancorp common stock for a total consideration of approximately $345 million in Sovereign stock. The transaction is expected to close in the first quarter of 1998 and will be accounted for as a pooling of interests.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


        ML BANCORP, INC.




Date: November 20, 1997






/s/ BRIAN M. HARTLINE
--------------------------
Brian M. Hartline
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)