Form 10-Q
period 1997-12-31
ML BANCORP INC
filed 1998-02-18
CIK 920616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended .......................December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ............... to ............

                         COMMISSION FILE NUMBER: 0-24358

                                ML BANCORP, INC.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                                            23-2752439
--------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                   (I.R.S. Employer
incorporation or organization)                                              Identification Number)

Two Aldwyn Center
Villanova, Pennsylvania                                                                      19085
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)

              (Registrant's telephone number, including area code:)
                                 (610) 526-6460

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X             No
                                          -------------          ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           As of January 31, 1998, there were 14,547,600 shares issued and 12,150,461 shares outstanding of the Registrant's Common Stock.

                                ML BANCORP, INC.

                                TABLE OF CONTENTS

Item
No.

PART I - CONSOLIDATED FINANCIAL INFORMATION

1           CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition
            December 31, (unaudited) and March 31, 1997..............................1

            Consolidated Statements of Operations for the Three and Nine Months
            Ended December 31, 1997 and 1996 (unaudited).............................2

            Consolidated Statements of Cash Flows for the Nine Months
            Ended December 31, 1997 and 1996 (unaudited) ............................3

            Notes to Consolidated Financial Statements (unaudited)...................5

2           Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................8

PART II - OTHER INFORMATION


1           Legal Proceedings........................................................14

2           Changes in Securities ...................................................14

3           Defaults Upon Senior Securities .........................................14

4           Submission of Matters to a Vote of Security Holders .....................14

5           Other Information .......................................................14

6           Exhibits and Reports on Form 8-K ........................................14

ML BANCORP, INC.

Consolidated Statements of Financial Condition

December 31 and March 31, 1997
(in thousands, except share and per share data)

==================================================================================================================
                                                                                    (Unaudited)
                                                                                    DECEMBER 31,       March 31,
ASSETS                                                                                  1997            1997
------------------------------------------------------------------------------------------------------------------

Cash (including interest-bearing deposits of $4,974 and $7,082
      at December 31 and March 31, 1997, respectively)                              $   148,149             17,744
Assets available for sale:
      Securities                                                                        717,324            597,825
      Loans                                                                             224,140            104,708
Investments (market value $57,531 and $31,730
      at December 31 and March 31, 1997, respectively)                                   57,936             32,071
Mortgage-related securities (market value $344,183 and $380,046
      at December 31 and March 31, 1997, respectively)                                  342,873            385,293
Loans receivable, net of allowance for loan loss ($18,691 and $14,733
      at December 31 and March 31, 1997, respectively)                                  822,951            730,535
Accrued income receivable                                                                14,820             12,591
Other real estate owned, net                                                              1,833              1,332
Premises and equipment, at cost less accumulated depreciation
      ($19,389 and $16,904 at December 31 and March 31, 1997, respectively)              18,219             16,988
Mortgage servicing rights                                                                55,826             49,721
Goodwill and other intangible assets                                                     10,222              2,751
Other assets                                                                              9,938              8,288
------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 2,424,231          1,959,847
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Customer accounts                                                                   $ 1,018,988            873,357
Advances from Federal Home Loan Bank                                                    607,809            437,418
Securities sold under agreements to repurchase                                          559,181            456,285
Advance payments by borrowers for taxes and insurance                                     2,617              3,670
Other liabilities                                                                        17,267              3,413
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     2,205,862          1,774,143
------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
      trust holding solely junior subordinated debentures of the Corporation             50,000             50,000

Stockholders' Equity:
      Preferred stock, no par value, authorized 5,000,000 shares;
           no shares issued and outstanding                                                   -                  -
      Common stock, $.01 par value, authorized 30,000,000 shares;
           14,547,600 shares issued                                                          73                 73
      Additional paid-in capital                                                        102,312             97,237
      Common stock acquired by stock benefit plans                                       (6,248)            (7,336)
      Treasury stock, at cost; 2,589,823 and 3,271,046 shares
           at December 31 and March 31, 1997, respectively                              (27,064)           (37,147)
      Retained earnings                                                                  92,254             83,280
      Unrealized gain (loss) on securities available for sale                             7,042               (403)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              168,369            135,704
------------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest in subsidiaries and stockholders' equity       $ 2,424,231          1,959,847
==================================================================================================================

ML BANCORP, INC.

Consolidated Statements of Operations

Three and nine months ended December 31, 1997 and 1996
(in thousands, except share and per share data)

=================================================================================================================================
                                                                  (Unaudited)                               (Unaudited)
                                                                  Three months                               Nine months
                                                                ended December 31,                        ended December 31,
                                                          -----------------------------------------------------------------------
                                                              1997                   1996            1997                   1996
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Loans                                               $     20,374             16,685        $     55,968             48,637
      Mortgage-related and investment securities                 5,479              7,332              19,741             21,985
      Assets available for sale                                 16,433             11,175              42,520             32,426
      Interest-bearing deposits                                    112                134                 450                410
---------------------------------------------------------------------------------------------------------------------------------
           Total interest income                                42,398             35,326             118,679            103,458
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
      Customer accounts                                         10,125              8,046              27,083             24,391
      FHLB advances                                              6,037              5,615              19,990             19,082
      Other borrowings                                          10,087              7,758              23,666             19,743
---------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                               26,249             21,419              70,739             63,216
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             16,149             13,907              47,940             40,242
Provision for loan losses                                          980              2,300               3,000              4,310
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             15,169             11,607              44,940             35,932
Non-interest income:
      Retail fees and charges                                      884                458               2,241              1,305
      Mortgage banking operations                                2,838              2,573               9,268              9,270
      Net gain (loss) on:                                            -
           Sales of securities available for sale                1,263               (158)              1,618               (144)
           Other real estate activities                             24                274                  33                600
      Rental income                                                164                127                 518                435
      Other                                                        171                 37                 383                195
---------------------------------------------------------------------------------------------------------------------------------
           Total non-interest income                             5,344              3,311              14,061             11,661
---------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
      Compensation and employee benefits                  $      6,968              4,790        $     19,523             15,863
      Advertising                                                  339                424               1,181              1,649
      Data processing                                              512                436               1,459              1,290
      Federal insurance premiums                                   143                393                 405              6,104
      Amortization of goodwill and other intangible
        assets                                                     478                997               1,076              3,793
      Net occupancy costs                                        1,810              1,586               4,946              4,414
      Professional fees                                            178                210               1,163                600
      Minority interest in expense of subsidiaries               1,272                  -               3,840                  -
      Other                                                      1,542              1,269               4,702              3,930
---------------------------------------------------------------------------------------------------------------------------------
           Total non-interest expenses                          13,242             10,105              38,295             37,643
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       7,271              4,813              20,706              9,950
Income taxes                                                     2,791              1,784               8,404               (424)
---------------------------------------------------------------------------------------------------------------------------------
           Net income                                     $      4,480              3,029        $     12,302             10,374
=================================================================================================================================
Basic earnings per share                                  $       0.40               0.28        $       1.14               0.95
=================================================================================================================================
Diluted earnings per share                                $       0.38               0.27        $       1.08               0.92
=================================================================================================================================
Weighted average number of shares-primary                   12,093,632         11,421,036          11,577,829         11,346,811
=================================================================================================================================
Weighted average number of shares-fully diluted             12,110,119         11,421,036          11,723,002         11,408,793
=================================================================================================================================

ML BANCORP, INC.

Consolidated Statements of Cash Flows
Nine months ended December 31, 1997 and 1996
(in thousands)

=====================================================================================================================
                                                                                               (Unaudited)
                                                                                               Nine months
                                                                                             ended December 31,
                                                                                    ---------------------------------
                                                                                       1997                1996
---------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
      Net income                                                                     $  12,302           10,374
---------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
                Amortization of:
                      Goodwill and other intangible assets                           $   1,076            3,793
                      Deferred loan origination fees                                    (1,439)          (1,498)
                      Premiums and discounts                                            34,313            2,240
                      Common stock acquired by stock benefit plans                       2,547            2,143
                      Mortgage servicing rights                                          7,070            5,990
                Provision for loan losses                                                3,000            4,310
                Net (gain) loss on sale of assets available for sale:
                      Securities                                                        (1,618)             144
                      Loans                                                             (6,094)          (5,647)
                Net (gain) loss on other real estate activities                            (33)            (600)
                Depreciation and amortization                                            2,344            2,041
                Increase/decrease in net of effects from purchase of Penncore:
                      Loans available for sale                                        (113,338)           8,363
                      Accrued income receivable                                         (2,229)             274
                      Deferred federal income taxes                                      6,383           (3,554)
                      Other assets                                                      (1,650)          (2,929)
                      Other liabilities                                                  2,756            6,157
---------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                (66,912)          21,227
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                       (54,610)          31,601
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Net decrease (increase) in loans receivable                                      (95,134)         (33,587)
      Proceeds from sales of:
           FHLB stock                                                                    8,132           10,668
           Securities available for sale                                                19,930          118,072
      Proceeds from maturities or repayments of:
           Mortgage-related securities                                                  43,777           44,781
           Securities available for sale                                               102,153           83,431
           Investments                                                                   5,000            6,000
      Purchases of:
           Mortgage related securities                                                       -          (29,735)
           Securities available for sale                                              (225,571)        (240,798)
           Investments                                                                 (76,900)         (22,057)
           Mortgage servicing rights                                                   (13,175)         (33,821)
      Net decrease (increase) in other real estate owned                                    54              294
      Proceeds from other real estate activities                                           635            1,878
      Excess of liabilities assumed over assets acquired                                (8,547)          (3,795)
      Purchases of premises and equipment                                               (3,575)          (5,107)
      Payment for purchase of Penncore, net of cash acquired                             3,621                -
---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (239,600)        (103,776)
---------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

ML BANCORP, INC.

(in thousands)

===========================================================================================================
                                                                                        (Unaudited)
                                                                                        Nine months
                                                                                     ended December 31,
                                                                                ---------------------------
                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net increase in customer accounts                                          $ 145,631           2,825
      Dividends paid                                                                (3,333)         (3,150)
      Proceeds from securities sold under agreements to repurchase                 247,059         162,901
      Payments of securities sold under agreements to repurchase                  (144,163)        (35,712)
      Proceeds from FHLB advances                                                  204,891         100,000
      Payments of FHLB advances                                                    (34,500)       (126,453)
      Net decrease in advance payments by borrowers for taxes and insurance         (1,053)          1,173
      Treasury stock issued for purchase                                             9,224               -
      Purchase of treasury stock                                                         -         (10,559)
      Stock options exercised                                                          859               -
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          424,615          91,025
-----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          130,405          18,850
Cash and cash equivalents:
      Beginning of period                                                           17,744          23,323
-----------------------------------------------------------------------------------------------------------
      End of period                                                              $ 148,149          42,173
===========================================================================================================

Supplemental disclosure:
      Cash payments for interest                                                 $  66,348          62,190
      Cash payments for income taxes                                                11,600           2,000
      Transfer of loans receivable into other real estate owned                      1,157           1,203
      Net unrealized gain (loss) on securities available for sale                   12,160           2,018
      Tax effect on unrealized gain (loss) on securities available for sale          7,445           1,116
===========================================================================================================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================



(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the ML Bancorp, Inc. ("Company") Annual Report for the period ended March 31, 1997. The results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

(2)         RECENT ACCOUNTING PRONOUNCEMENTS

            In February 1997, the FASB issued SFAS No. 128, "Earnings Per
            Share" (EPS). This statement, which supercedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. The Company has reflected the changes required by SFAS No. 128 in the data presented for the three and nine months ended December 31, 1997.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will include this new reporting information in its fiscal 1999 consolidated financial statements as required.

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(2)         CONTINUED

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

(3)         LOANS RECEIVABLE

            Loans receivable at December 31 and March 31, 1997 consisted of the following (in thousands):

                                                                               DECEMBER 31,      March 31,
                                                                                   1997            1997
                        -----------------------------------------------------------------------------------
                        Real estate loans:
                              One- to four-family                               $ 290,650          310,456
                              Construction and land:
                                   Residential                                    142,241           90,618
                                   Commercial                                      26,103           38,913
                              Commercial real estate                              149,715          130,017
                              Multi-family                                         16,204           12,411
                        -----------------------------------------------------------------------------------
                        Total real estate loans                                   624,913          582,415
                        -----------------------------------------------------------------------------------

                        Other loans:
                              Consumer:
                                   Home equity and equity lines of credit         158,621          131,699
                                   Other                                           11,675           10,990
                              Commercial                                          132,080           84,034
                        -----------------------------------------------------------------------------------
                        Total other loans                                         302,376          226,723
                        -----------------------------------------------------------------------------------
                                                                                  927,289          809,138

                        Loans in process (construction loans)                     (82,619)         (59,916)
                        Deferred loan fees                                         (3,028)          (3,954)
                        Allowance for loan losses                                 (18,691)         (14,733)
                        -----------------------------------------------------------------------------------
                                                                                $ 822,951          730,535
                        ===================================================================================


           Activity in the allowance for loan losses for the three months ended December 31, 1997 and 1996 consisted of the following (in thousands):

                                       Three months ended               Nine months ended
                                          December 31,                     December 31,
                                  --------------------------       --------------------------
                                    1997             1996             1997            1996
------------------------------------------------------------       --------------------------
Balance, beginning of period       $ 17,758          14,981        $ 14,733          13,124
Provision for loan losses               980           2,300           3,000           4,310
Charge-offs                            (200)           (418)           (623)           (617)
Recoveries                              153              31             165              77
Acquisitions                              0               0           1,416               0
------------------------------------------------------------       --------------------------
Balance, end of period             $ 18,691          16,894        $ 18,691          16,894
============================================================       ==========================

ML BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

================================================================================

(4)        CUSTOMER ACCOUNTS

           The major types of customer accounts by amounts and the percentages of such types to total customer accounts are as follows (in thousands):

                                                  DECEMBER 31, 1997               March 31, 1997
                                             --------------------------       ------------------------
                                                                 % OF                            % of
                                              AMOUNT            TOTAL         Amount            total
------------------------------------------------------------------------------------------------------

Noninterest-bearing accounts                $  169,288          16.61%       $118,836          13.61%
Money market and NOW accounts                  177,674          17.44         156,325          17.90
Passbook and statement savings accounts         91,032           8.93          88,574          10.14
------------------------------------------------------------------------------------------------------
                                               437,994          42.98         363,735          41.65
Certificates of deposit                        528,541          51.87         469,073          53.71
Repurchase agreements with customers            52,453           5.15          40,549           4.64
------------------------------------------------------------------------------------------------------
                                            $1,018,988         100.00%       $873,357         100.00%
======================================================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income amounted to $4.5 million or $0.37 per fully diluted share for the quarter ended December 31, 1997, compared to net income of $3.0 million and earnings per share of $0.27 for the comparable period of fiscal 1997. For the nine month period ended December 31, 1997, net income was $12.3 million or $1.05 per fully diluted share, representing an increase of $1.9 million or 18.6 % in net income and an increase of $0.14 or 15.4% in earnings per share above the prior comparable period of fiscal 1997. The current period was the first full quarter that included the financial results of Penncore Financial Services Corporation, which transaction was closed on September 8, 1997. The acquisition was accounted for as a purchase accounting transaction and had no significant impact on net income or earnings per share during the current quarter.

FINANCIAL CONDITION

CASH AND INVESTMENTS. Cash and Investments increased by $156.3 million or 313.8% from $49.8 million at March 31, 1997 to $206.1 million at December 31, 1997. The increase in cash from $17.7 million at March 31,1997 to $148.1 at December 31,1997 was attributable to an increase of five branches in retail banking but was primarily caused by a one-time occurrence in delayed processing of customer checks related to an outsourcing arrangement amounting to approximately $100 million at December 31, 1997. The overall net increase in investments amounted to $25.9 million or 80.6% above the March 31, 1997 level of $32.1 million.

MORTGAGE-RELATED SECURITIES AND MORTGAGE-RELATED, DEBT AND EQUITY SECURITIES AVAILABLE-FOR-SALE. Mortgage-related securities and mortgage-related, debt and equity securities available-for-sale increased by $77.1 million or 7.8% at December 31, 1997 to $1,060.2 million from $983.1 million at March 31, 1997. This increase is mainly associated with $236.5 million in mortgage-related security purchases partially offset by $156.5 million in repayments and maturities.

LOANS AVAILABLE-FOR-SALE AND LOANS RECEIVABLE, NET. At December 31,1997, total loans receivable (loans receivable, net and loans available-for-sale) amounted to $1,047.1 million representing an increase of $211.8 million or 25.4% above the March 31, 1997 level. This was comprised of an increase of $119.4 million or 114.1% in loans available-for-sale and an increase of $92.4 million or 12.7% in loans receivable, net. The increase in loans available-for-sale was primarily related to increased residential mortgage warehouse loans while the increase in loans receivable, net was caused by the addition of $64.3 million related to the Penncore Financial Services acquisition (mainly commercial loans and residential mortgages), core consumer loan growth of $24.1 million and core commercial loan growth of $25.6 million.

NONPERFORMING ASSETS. Total nonperforming assets for the Company declined by $1.1 million from $10.7 million or 0.55% of total assets at March 31,1997 to $9.6 million or 0.40% of total assets at December 31, 1997. The Company's nonperforming loans at December 31,1997 amounted to $7.8 million resulting in a decline of $1.6 million or 17.0% from March 31,1997. Other real estate owned amounted to $1.8 million at December 31, 1997 representing an increase of $501 thousand or 37.6 % from the March 31, 1997 level of $1.3 million.

At December 31, 1997, the Company's allowance for loan losses amounted to $18.7 million (which included $500,000 of specific reserves for one commercial loan) or 239.7 % of nonperforming loans and 1.75% of gross loans receivable. At March 31, 1997, the Company's allowance for loan losses was $14.7 million (which included $500,000 for the commercial loan previously noted and $300,000 for two residential mortgage project loans) or 156.9% of nonperforming loans and 1.73% of gross loans receivable.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights, both purchased and originated ("MSRs") increased $6.1 million or 12.3% from $49.7 million at March 31,1997 to $55.8 million at December 31, 1997. The increase was due primarily to the purchase of $10.3 million of MSRs, primarily the People's Heritage, York Federal and Cardinal portfolios, and the origination of $3.6 of MSRs during the nine month period. Partially offsetting these increases were $7.0 of amortization of MSRs during the nine month period and an impairment reserve increase of $795 thousand to $3.0 million. The higher level of impairment reserve and increased amortization reflect the decline in market value of the MSRs due to the anticipated acceleration of mortgage loan payoffs associated with the recent decline in long term interest rates.

CUSTOMER ACCOUNTS. Customer accounts totaled $1,019.0 million at December 31, 1997 representing an increase of $145.6 million or 16.7 % from the level recorded at March 31, 1997 of $873.4 million. The change was comprised of increases in all customer account types, but primarily occurred in demand deposit accounts, time deposit accounts and repurchase agreements with customers. $95.0 million of the customer account increase was associated with the Penncore acquisition during September of 1997.

BORROWINGS. Borrowings totaled $1,167.0 million at December 31, 1997 as compared to $893.7 at March 31, 1997, amounting to an increase of $273.3 million or 30.6%. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank ("FHLB") and repurchase agreements. Repurchase agreements are commitments the Company enters into to sell securities under terms which require it to repurchase the same securities by a specified date. Such agreements represent a competitive cost funding source for the Company; however, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The repurchase agreements are primarily comprised of various Federal Home Loan Mortgage Corporation ("FHLMC") and large, established brokerage institution repurchase agreements. At December 31, 1997, the Company had repurchase agreements amounting to $559.2 million with a weighted average maturity of approximately 19 months and a weighted average interest rate of 5.76%. FHLB advances totaled $607.8 million at December 31, 1997, with a weighted average maturity of approximately 24 months and a weighted average interest rate of 6.05%.

EQUITY. At December 31, 1997, total equity amounted to $168.4 million or 6.95% of total assets as compared to $135.7 million or 6.92% at March 31,1997. The increase in equity of $32.7 million during the nine months ended December 31, 1997 was primarily due to net income of $12.3 million, a $7.4 million net of tax increase in unrealized gains related to mortgage-related, debt and equity securities classified as assets available for sale, a reduction of treasury stock associated with exercised stock options resulting in increased equity of $10.1 million and $9.9 million of additional equity associated with the Penncore acquisition. This was partially offset by dividends paid out to shareholders during this period of $3.3 million and the reduction of additional paid in capital in the amount of $5.0 million due to exercised stock options.

RESULTS OF OPERATIONS

NET INCOME. For the quarter ended December 31, 1997, net income amounted to $4.5 million or $0.37 per fully diluted share, which amounted to an increase of $1.5 million or 47.9 % in net income and $0.10 or 37.0 % per fully diluted share above the comparable period in the previous year. The improvement in core earnings for the current quarter was primarily attributable to an increase in net interest income due to an increase in interest earning assets, a higher level of fee income in retail banking and mortgage banking, lower federal deposit insurance premiums and a reduction in goodwill amortization. This favorable change was partially offset by a higher level of core operating expenses above the prior comparable period due to the continuation of the business center expansion program and the Trust Preferred minority interest expense. In addition, gains on the sale of securities during the current quarter were offset by increased amortization and an increase in the impairment reserve.for the MSRs. For the nine month period ended December 31, 1997, net income totaled $12.3 million or $1.05 per share, an increase of $1.9 million or
18.6 % in net income and $0.14 or 15.4 % over the prior comparable period.

NET INTEREST INCOME. Net interest income before the provision for loan losses amounted to $16.1 million for the quarter ended December 31, 1997, resulting in an increase of $2.2 million or 16.1 % above the $13.9 recorded in the prior comparable period. For the nine months ended December 31, 1997, net interest income before the provision for loan losses was $47.9 million, which represented an increase of $7.7 million or 19.1 % above the $40.2 million recorded in the prior comparable period in 1996.

Total interest income for the quarter ended December 31, 1997, of $42.4 million was $7.1 million or 20.0% above the prior comparable period of $35.3 million. For the nine months ended September 30, 1997, interest income of $118.7 million was $15.2 million or 14.7% above the $103.5 recorded in the comparable period in 1996. These increases were primarily attributable to the growth in average interest-earning assets of $367.2 million or 20.5% and $253.3 million or 14.3% for the three and nine months ended December 31, 1997, compared to the comparable periods ended December 31, 1996, respectively.

For the quarter ended December 31, 1997, interest expense totaled $26.2 million amounting to an increase of $4.8 million or 22.6% above the prior comparable period in 1996 of $21.4 million. Interest expense of $70.7 million for the nine months ended December 31, 1997, resulted in an increase of $7.5 million or 11.9% above the comparable nine month period of 1996. The increase in interest expense for the quarter ended December 31, 1997, relative to the comparable period in 1996, was attributable to higher average interest-bearing liabilities. For the nine months ended December 31, 1997, the increase in higher average interest-bearing liabilities was partially offset by the Company's lower cost of funds relative to the comparable period of 1996. The increase in average interest-bearing liabilities amounted to $352.9 million or 20.2% and $272.1 million or 15.8 % for the three and nine months ended December 31,1997, respectively, over the comparable periods in 1996. The average interest rate paid for interest-bearing liabilities declined by 2 and 22 basis points over the respective three and nine month periods.

PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter ended December 31, 1997, the provision for loan losses amounted to $980 thousand.

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

NONINTEREST INCOME. Noninterest income totaled $5.3 million and $14.1 million for the three and nine month periods ended December 31, 1997, resulting in increases of $2.0 million or 61.4% and $2.4 million or 20.6% over the prior comparable periods of 1996, respectively. Retail fees and charges were one of the primary reasons for the increases for both periods due to the larger retail customer base associated with the larger branch network and the higher level of investment product sales. Gains on the sale of securities of $1.3 million and $1.6 million during the current quarter and the nine months ended December 31, 1997, accounted for significant increases over the previous comparable periods of 1996 due to modest losses posted during the prior periods. Income from Mortgage Banking operations of $2.8 million and $9.3 million for the three and nine months, respectively, represented an increase of $265 thousand or 10.3% and a nominal change from the comparable prior year periods, for the three and nine months, respectively. Increased Mortgage Banking originations in the current quarter were partially offset by a higher level of amortization and the addition of $795 thousand to the impairment reserve for the MSRs that reduced the Loan Servicing income. These reductions to income reflected the decline in market value of the Loan Servicing portfolio due to the anticipated acceleration of mortgage loan payoffs associated with the recent drop in longer term interest rates.

NONINTEREST EXPENSES. Noninterest expenses amounted to $13.2 million and $38.3 million for the three and nine months ended December 31, 1997, as compared to $10.1 million and $37.6 million for the prior comparable periods in 1996. If the prior year one-time special SAIF assessment of $4.8 million were excluded from the nine month expense total, noninterest expenses would have increased by $3.1 million or 31.0% and $5.5 million or 16.6% above the same periods in 1996. Compensation and employee benefits expense increased by $2.2 million or 45.5% and $3.7 million or 23.1% for the three and nine month comparable periods of the prior year due to the continued business center expansion, the addition of Private Banking Division, general merit increases for employees, expenses related to the Penncore acquisition and higher employee benefit expenses. The employee benefit expense increase was primarily due to the cost of the Employee Stock Option Plan resulting from a significantly higher stock price in the current quarter relative to the prior periods. The Trust Preferred securities expense amounted to $1.3 million and $3.8 million for the current quarter and the nine month period resulting from the issuance of the ML Capital Trust securities during the last quarter of fiscal 1997. Net occupancy expenses and other operating costs increased due primarily to the business center expansion as well as new product initiatives. Offsetting the above expense increases were reductions in federal insurance premiums of $250 thousand or 63.6% and $5.7 million or 93.4% from the three and nine month prior comparable periods of 1996 due to a reduction of the SAIF rates from $0.23 per $100 of deposits in 1996 to $0.06 per $100 of deposits in the current fiscal year as well as the recognition of a one-time SAIF assessment in the nine month prior period. Amortization of goodwill amounted to $478 thousand and $1.1 million for the quarter and nine month period representing declines of $519 thousand or 52.0% and $2.7 million or 71.6 % from the comparable periods of 1996 due to the completion of a portion of goodwill for the Suburban Federal and Philadelphia Mortgage acquisitions and the completion of goodwill amortization for Hart Mortgage, the Colonial IRA Deposits and the Aldwyn Center buildings. These reductions were partially offset by an increase in goodwill due to the recent Penncore Financial Services acquisition.

INCOME TAXES. Income tax expense totaled $2.8 million or an effective tax rate of 38.4% for the three months ended December 31, 1997 compared to $1.8 million (effective tax rate of 37.1 %) for the prior comparable period. For the nine months ended December 31, 1997, income tax expense amounted to $8.4 million or an effective tax rate of 40.6% compared to a benefit of $424 thousand for the prior comparable period of 1996 due to the recapture of a tax bad debt reserve of $3.8 million in the second fiscal quarter of 1997. Differences between the effective and statutory rates for the periods ended December 31, 1997 and 1996 are due to items that are either nontaxable or nondeductible, such as tax-exempt interest income and amortization of goodwill.

CAPITAL RESOURCES. The Office of Thrift Supervision ("OTS") regulators require that the Company's subsidiary, Main Line Bank ("Bank") meet minimum regulatory tangible, core and risk-based capital requirements. At December 31, 1997, the Bank exceeded all regulatory capital requirements.

The following table sets forth the Bank's compliance with each of the regulatory capital requirements at December 31, 1997:

                                                    Tangible               Core              Risk-Based
                                                    Capital                Capital             Capital
                                                    --------------------------------------------------
Total Regulatory Capital                             $129,237           $129,237              $143,437
Minimum Required Regulatory Capital                    36,011             72,219                90,562
                                                       -----------------------------------------------
Excess Regulatory Capital                            $ 93,226           $ 57,018              $ 52,875
                                                       -----------------------------------------------

Regulatory Capital as a
  Percentage of Assets (1)                               5.38%              5.38%                12.67%

Minimum Capital Required as a
  Percentage of Assets                                   1.50               3.00                  8.00
                                        --------------------------------------------------------------
Excess Regulatory Capital as a
  Percentage of Assets                                   3.88%              2.38%                 4.67%
                                                         ---------------------------------------------



(1) Tangible and Core Capital are computed as a percentage of adjusted total assets of $2.4 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.1 billion.

LIQUIDITY. The Company is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's liquidity ratio and short-term liquid asset ratio as of December 31, 1997 was 9.1% and 7.8%, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Special Meeting of the Registrant's Shareholders was held January 22, 1998. The item of business acted upon at the Special Meeting was to vote upon the Agreement and Plan of Merger dated as of September 18, 1997 relating to the merger of ML Bancorp with and into Sovereign Bancorp.

                                 For                 Against              Abstain              Not Voted
                                 ---                 -------              -------              ---------

Approval of the Merger           7,509,777           81,556               12,865               4,274,299


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



Date: February 12, 1998


/s/  Brian M. Hartline
----------------------
Brian M. Hartline
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)